Form 10-Q
period 1998-09-30
BRAND SCAFFOLD SERVICES INC
filed 1998-11-24
CIK 1062742

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

------------------------------------------------------------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1998

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                     Commission file number 333-56813

                       BRAND SCAFFOLD SERVICES, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                     13-3909681
(State or other jurisdiction of         (I.R.S. employer identification no.)
incorporation or organization)

15450 South Outer 40, #270, Chesterfield, MO              63017
 (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code: (314) 519-1000

------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ] No: [X]*

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     Class of Common Stock                Outstanding at October 31, 1998
        $.01 Par Value                               100 shares

--------
* Brand Scaffold Services, Inc. became subject to the filing requirements of
  Section 15(d) on October 15, 1998.




                                      INDEX
                                                                          Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 1998 and 1997                  2

              Consolidated Balance Sheets at September 30, 1998 and
              December 31, 1997                                            3-4

              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997                            5-6

              Notes to Consolidated Financial Statements                   7-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10-14


PART II - OTHER INFORMATION

     Item 6.  (a) Exhibits                                                  15
              (b) Reports on Form 8-K

SIGNATURES                                                                  15



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                              (In thousands)


                                                   Three Months Ended      Nine Months Ended
                                                      September 30           September 30
                                                       (unaudited)            (unaudited)
                                                  ---------------------   ------------------
                                                   1998         1997        1998      1997
                                                  ---------   ---------   --------  --------
Revenue ........................................  $  47,127   $  36,070   $147,782  $118,173
Operating expenses .............................     36,384      27,794    113,038    88,535
                                                  ---------   ---------   --------  --------
  Gross profit .................................     10,743       8,276     34,744    29,638
Selling and administrative expenses ............      7,599       5,539     19,868    16,868
Nonrecurring start-up expenses .................       --           697       --       1,936
                                                  ---------   ---------   --------  --------
  Operating income .............................      3,144       2,040     14,876    10,834
Interest expense ...............................      4,353       3,977     12,712    11,553
Interest income ................................        (67)        (84)      (171)     (324)
                                                  ---------   ---------   --------  --------
  Pretax income (loss) .........................     (1,142)     (1,853)     2,335      (395)
Provision for income tax .......................       --          --         --        --
                                                  ---------   ---------   --------  --------
  Income (loss) before extraordinary
   loss ........................................     (1,142)     (1,853)     2,335      (395)
Extraordinary loss on debt extinguishment,
  net of tax of $0 ................................      --          --      4,329      --
                                                  ---------   ---------   --------  --------
  Net income (loss) ............................     (1,142)     (1,853)    (1,994)     (395)
Less accretion of preferred stock dividends ....     (1,212)     (1,051)    (3,511)   (4,145)
                                                  =========   =========   ========  ========
  Net income (loss) applicable to common stock..  $  (2,354)  $  (2,904)  $ (5,505) $ (4,540)
                                                  =========   =========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.




                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)



                                                    September 30,   December 31,
                                                         1998           1997
                                                    -------------   ------------
                                                     (unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................   $  5,117        $  2,217
  Trade accounts receivable, net of allowance for
    doubtful accounts: 1998, $1,005; 1997, $1,000 ..     27,225          23,672
  Costs and estimated earnings in excess of billings
    on uncompleted contracts .......................      1,595           2,145
  Notes receivable, current portion ................        280             388
  Note receivable from WMI, current portion ........      2,850           2,700
  Other current assets .............................      2,771           2,374
                                                       --------        --------
      Total current assets .........................     39,838          33,496
PROPERTY AND EQUIPMENT:
  Land .............................................      1,633           1,633
  Buildings ........................................      2,176           2,097
  Vehicles and other equipment .....................      7,706           5,383
  Scaffolding equipment ............................    172,424         160,576
  Leasehold improvements ...........................        837             790
                                                       --------        --------
    Total property and equipment, at cost ..........    184,776         170,479
  Less-Accumulated depreciation and amortization ...     24,422          14,938
                                                       --------        --------
      Total property and equipment, net ............    160,354         155,541
                                                       --------        --------
OTHER ASSETS:
  Intangible assets, net ...........................        248            --
  Deferred financing costs, net ....................      5,586           5,575
  Note receivable from WMI, net of current portion..       --             2,175
  Notes receivable, net of current portion .........        655             756
                                                       --------        --------
      Total other assets ...........................      6,489           8,506
                                                       ========        ========
TOTAL ASSETS .......................................   $206,681        $197,543
                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.


              BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                                             September 30,    December 31,
                                                                  1998            1997
                                                             -------------    ------------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan ............................................   $      --       $   4,500
  Current maturities of long-term debt ......................       4,250           9,500
  Accounts payable ..........................................       2,556           4,186
  Accrued expenses -
    Payroll and related accruals ............................       5,213           3,945
    Workers compensation and health benefits ................       6,555           3,717
    Other ...................................................       7,406           2,696
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ................................         661             745
                                                                ---------       ---------
      Total current liabilities .............................      26,641          29,289
                                                                ---------       ---------
LONG-TERM DEBT ..............................................     154,750         140,250
                                                                ---------       ---------
DEFERRED INCOME TAXES .......................................       1,899           2,040
                                                                ---------       ---------
COMMITMENTS AND CONTINGENCIES
  14.5% SENIOR EXCHANGEABLE PREFERRED STOCK .................      34,651          31,140
                                                                ---------       ---------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares
    authorized, issued and outstanding ......................        --              --
  Paid-in capital ...........................................      18,477          18,477
  Receivable from sale of Holding's Common Stock ............        (336)           (336)
  Predecessor basis adjustment ..............................     (13,038)        (13,038)
  Cumulative translation adjustment .........................      (1,103)           (525)
  Accumulated deficit .......................................     (15,260)         (9,754)
                                                                ---------       ---------
    Total stockholder's equity (deficit) ....................     (11,260)         (5,176)
                                                                =========       =========
    Total liabilities and stockholder's equity (deficit) ....   $ 206,681       $ 197,543
                                                                =========       =========

The accompanying notes are an integral part of the consolidated financial statements.



               BAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              (In thousands)

                                                            Nine months ended
                                                        September 30 (unaudited)
                                                        ------------------------
                                                            1998         1997
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ..........................................  $ (1,994)     $  (395)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities -
    Depreciation and amortization .....................    10,541         9,685
    Extraordinary loss ................................     4,329            --
    Changes in operating assets and liabilities -
    Trade accounts receivable, net ....................    (3,552)         (612)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts ........................       551         1,152
    Notes receivable ..................................       206         1,552
    Scaffolding equipment .............................     3,122         3,220
    Accounts payable ..................................    (1,631)        1,998
    Accrued expenses ..................................     3,920        (2,669)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts ........................       (84)          247
    Other .............................................       326        (2,246)
                                                         --------      --------
        Net cash provided by operating activities .....    15,734        11,932
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..................   (14,333)      (10,766)
  Receipts on note receivable from WMI ................     2,025         1,650
  Proceeds from sales of property and equipment
    other than scaffolding ............................        17            31
  Acquisitions ........................................      (400)           --
                                                         --------      --------
        Net cash used for investing activities ........   (12,691)       (9,085)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ........................   130,000            --
  Payments of long-term debt ..........................  (120,750)       (6,000)
  Borrowings/(payments) of revolving loan .............    (4,500)           --
  Debt issuance financing costs .......................    (4,893)           --
                                                         --------      --------
      Net cash used for financing activities ..........      (143)       (6,000)
                                                         --------      --------
INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................     2,900        (3,153)
CASH AND CASH EQUIVALENTS, beginning of
  Period ..............................................     2,217         4,881
                                                         ========      ========
CASH AND CASH EQUIVALENTS, end of period ..............  $  5,117      $  1,728
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.



              BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (continued)
                              (In thousands)

                                                             Nine months ended
                                                         September 30 (unaudited)
                                                         ------------------------
                                                             1998         1997
                                                         ----------    ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid .......................................     $10,721      $10,558
                                                            =======      =======

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends .     $ 3,511      $ 4,145
  Purchase of scaffold equipment via capital lease ....       3,800         --
                                                            =======      =======

The accompanying notes are an integral part of the consolidated financial statements.



                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1998 and September 30, 1997 and the results of operations for the three and nine months ended and cash flows for the nine months then ended. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1.  Organization and Business
Brand Scaffold Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 65.5% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.3% by Carlisle Enterprises, L.P. ("Carlisle"), 18.6% by Waste Management Industrial Inc. ("WIS") and 6.5% by the directors, officers and employees of the Company. WIS is a subsidiary of Waste Management, Inc. ("WMI").

The Company believes it operates in one segment. The Company provides scaffolding services primarily to refining, chemical, petrochemical and utility industries, and to a lesser extent, pulp and paper plants, nuclear facilities and general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheet. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

2.  Summary of Significant Accounting Policies
The accompanying financial statements are prepared on a consolidated basis and include those assets, liabilities, revenues and expenses directly attributable to the operations of the Company. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Debt and Borrowing Arrangements
At September 30, 1998 and December 31, 1997 long term-debt consisted of the following (in thousands):

                                                September 30,    December 31,
                                                    1998             1997
                                                -------------    ------------
                                                 (unaudited)
Term Loans ...............................         $ 29,000        $149,750
10 1/4% Senior Notes .....................          130,000              --
  Less Current Portion ...................            4,250           9,500
                                                   ========        ========
Long-Term Debt ...........................         $154,750        $140,250
                                                   ========        ========

In 1996, the Company entered into a Credit Agreement, which provided for Term Loan Commitments under Senior Secured Credit facilities totaling $160 million, and a Revolving Loan Commitment totaling $30 million. In February 1998, the Company issued $130 million of 10 1/4% Senior Notes due February 2008. The offering was underwritten by DLJ. The proceeds of this offering were used to repay $120 million of the Term Loans outstanding under the Credit Agreement. In addition, in February 1998, the Company amended the Credit Agreement to reduce the total facility to $60 million. This amendment included revisions to certain covenant requirements.

4.  Commitments and Contingencies
In the ordinary course of conducting its business, the Company becomes involved in various pending claims and lawsuits. These primarily relate to employee matters. The outcome of these matters is not presently determinable, however, in the opinion of management, based on the advice of legal counsel, the resolution of these matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

5.  Comprehensive Income
For the three months ended September 30, 1998 and 1997, comprehensive income
(loss) was $(1.9) million and $(1.6) million, respectively and for the nine months ended September 30, 1998 and 1997, comprehensive income (loss) was $(2.6) million and $(0.5) million, respectively.

6.  Accounting Standard Not Yet Implemented
In June 1998, the Financial Accounting Standards Board ("FASB") adopted SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS
No. 133 is effective for fiscal years beginning after June 15, 1999. The
Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

7.  Acquisitions
In September 1998, the Company acquired the operating assets of Scaffold Rental and Erection ("SRE"). SRE is an Atlanta based company that provides scaffolding services to industrial customers primarily in the southeastern states.

8.  Subsequent Events
In October 1998, the Company acquired the operating assets of Brook Company ("Brook"). Brook is a New Orleans based specialty provider of temporary structures and enclosures for the special events market.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


The matters discussed in this Form 10-Q of Brand Scaffold Services, Inc. (the "Company") contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; risks associated with the Year 2000 issue; and other factors referenced herein. The forward looking statements contained herein reflect the Company's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

The following discussion and analysis should be read in conjunction with the attached condensed financial statements and notes thereto.

Overview

The Company is the largest North American provider of industrial scaffolding rental, erection, dismantlement and design services. The Company provides industrial turnkey scaffolding services which facilitate access to tall structures for maintenance, turnarounds and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. The Company provides turnkey services, which include equipment rental, labor for the erection and dismantlement of the scaffolding and scaffolding design services. The Company also provides scaffolding services to the commercial market (primarily nonresidential construction) and sells a small amount of scaffolding.

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually three to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. The Company believes the necessity for on-going maintenance and turnarounds provide a stable, recurring revenue base.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

Revenues - Revenues for the three months ended September 30, 1998 increased 30.7% to $47.1 million from $36.1 million for the same period in 1997. Revenues for the nine month period ended September 30, 1998 increased 25.1% to $147.8 million from $118.2 million for the same period in 1997. Labor revenue increased 40.3% to $34.2 million for the three months ended September 30, 1998 as compared to the same period in 1997 and 29.6% to $107.0 million for the nine month period ended September 30, 1998 as compared to the same period in 1997. Rental revenue increased 19.0% to $11.8 million for the third quarter of 1998 compared to the same period in 1997 and 20.1% to $36.4 million for the nine month period ended September 30, 1998 as compared to the same period in 1997. The increase in revenues was primarily attributable to increased activity in the industrial scaffolding market. Increased turnaround and capital maintenance activity as well as unplanned utility outages in the gulf coast accounted for approximately $17.2 million of the positive variance in the nine month period. Additionally, in the northern part of the country, utility plant renovation and maintenance work along with an increase in refinery turnarounds accounted for $6.9 million of the positive variance in the nine month period.

Gross Profit - Gross profit for the three months ended September 30, 1998 increased 29.8% to $10.7 million from $8.3 million for the same period in 1997. Gross profit for the nine month period ended September 30, increased 17.2% to $34.7 million from $29.6 million for the same period in 1997. Labor gross profit (labor revenue less labor cost) increased 51.8% to $5.5 million for the three months ended September 30, 1998 as compared to the same period in 1997 and 12.5% to $16.3 million for the nine month period ended September 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of revenue was relatively flat for the three month period ended September 30, 1998 as compared to the same period in 1997, decreasing to 22.8% from 22.9%. Gross profit as a percentage of revenue for the nine month period ended September 30, 1998 decreased to 23.5% from 25.1% for the same period in 1997. This decrease is primarily due to a higher mix of labor revenue to total revenue for the nine month period. Labor profit margins are lower than rental and sale profit margins. Much of the increased revenue was from industrial projects requiring a high percentage of labor, thus causing overall profit margins to be lower.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended September 30, 1998 increased 37.2% to $7.6 million from $5.5 million for the same period in 1997. Selling and administrative expenses for the nine month period ended September 30, 1998 increased 17.8% to $19.9 million from $16.9 million for the same period in 1997. Selling and administrative expenses as a percentage of revenue for the three month period ended September 30, 1998 increased to 16.1% from 15.4% for the same period in 1997. Selling and administrative expenses as a percentage of revenue for the nine month period ended September 30, 1998 decreased to 13.4% from 14.3% for the same period in 1997. For the three month period ended September 30, 1998, the savings realized from a cost reduction program implemented in 1997 were offset by a $1.3 million increase in bonus and commission expense.

Operating Income - As a result of the above, operating income for the three months ended September 30, 1998 increased 54.2% to $3.1 million from $2.0 million for the same period in 1997 and increased 37.2% for the nine months ended September 30, 1998 to $14.8 million from $10.8 million for the same period in 1997. The operating income results from 1997 were affected by certain non-recurring start-up expenses incurred by the Company as a result of the Company's efforts to establish itself as a stand-alone entity.

Interest Expense - Interest expense for the three months ended September 30, 1998 increased 9.5% to $4.4 million from $4.0 million for the same period in 1997. Interest expense for the nine month period ended September 30, 1998 increased 10.0% to $12.7 million from $11.6 million for the same period in 1997. The increase in both periods is mainly due to a higher weighted average interest rate on all outstanding debt. For the quarters ended September 30, 1998 and 1997, the weighted average interest rate was 9.9% and 9.1%, respectively and for the first nine months of 1998 and 1997, the weighted average interest rate was 9.8% and 8.9%, respectively.

Extraordinary Items (net of tax) - Extraordinary items for the nine months ended September 30, 1998 were $4.3 million compared to $0 for the nine months ended September 30, 1997. This extraordinary charge represents the write off of the pro rata share of deferred financing costs related to the portion of the Term Loans repaid with proceeds from the issuance of the 10 1/4% Senior Notes in February, 1998.

Net Loss - As a result of the above, net loss for the three months ended September 30, 1998 decreased 38.4% to $(1.1) million from $(1.9) million for the same period in 1997 and increased 404.8% for the nine months ended September 30, 1998 to $(2.0) million from $(0.4) million for the same period in 1997.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Bank Facility to fund its operations, capital expenditures, and working capital requirements. As of September 30, 1998 and 1997, the Company had working capital of $13.2 million and $8.4 million, respectively and cash of $5.1 million and $1.7 million, respectively. For the nine months ended September 30, 1998 the Company provided cash of $2.9 million of which $15.7 million was generated from operating activities.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the nine months ended September 30, 1998, total capital expenditures were $14.3 million of which expansion capital expenditures accounted for $9.7 million.

The other major uses of cash were the payment of interest on long term debt and principal on term loans. For the nine months ended September 30, 1998 interest payments were $10.7 million and principal payments were $120.8 million. $119.8 of term loans were repaid with the $130.0 million in proceeds received from the 10 1/4% Senior Notes issued in February, 1998.

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

The Company recognizes the importance of the Year 2000 problem and has completed the first phase of identifying all mission critical information technology ("IT") and non-IT systems that are affected. These systems include all computer workstations, telephone/PBX systems, computer operating systems and accounting, data processing and other miscellaneous systems. Various systems, including the core billing/rental systems, are Year 2000 compliant. The Company expects all other systems, including key financial systems, to be Year 2000 compliant by October 1999.

The Company is not presently aware of any Year 2000 issues encountered by its business partners that would materially impact the Company's operations. There can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues either arising out of internal systems or caused by its business partners which may have a material adverse effect on its business operations.

The Company estimates that the total cost for executing the Year 2000 plan will not exceed $50,000 and estimates that the Year 2000 plan for its financial systems will be completed by May 1999. In planning for the most likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's current contingency plan will be to replace only those individual financial system applications that would not be Year 2000 compliant by mid 1999. No known event, trend or uncertainty is likely to have a material adverse impact on the Company's results of operations, liquidity or financial condition.

The Company's Year 2000 compliance program is divided into seven major projects as shown in the table below:

                                                                    Percent
                                                                  Complete as
                                                                 of September
                                                                   30, 1998
                  Year 2000 Project              Time Frame
---------------------------------------------   -------------    -------------

Review IT system infrastructure                 05/98 - 07/98          100
Review non-IT systems                           06/98 - 08/98          100
Upgrade non-IT systems                          07/98 - 10/99           20
Upgrade PBX/phone systems                       11/98 - 09/99           20
PC workstation review and upgrade               07/98 - 08/99           40
Update core business distributed systems        04/98 - 07/98          100
Update core business centralized systems        07/98 - 05/99           20


PART II - OTHER INFORMATION

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K
   (a)   Exhibit Index
         27.  Financial Data Schedule
   (b) No reports were filed on Form 8-K during the period for which this report is filed.


                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BRAND SCAFFOLD SERVICES, INC.

Date:  November 24, 1998                     /s/ John M. Monter
                                            ----------------------------------
                                            John M. Monter
                                            Chief Executive Officer, President


Date:  November 24, 1998                     /s/ Ian Alexander
                                            ----------------------------------
                                            Ian Alexander
                                            Chief Financial Officer,
                                            Vice President, Finance