Form 10-K
period 1998-12-31
BRAND SCAFFOLD SERVICES INC
filed 1999-03-31
CIK 1062742

UNITED STATES
                                             SECURITIES AND ECHANGE COMMISSION
                                                        Washington, D.C. 20549



                                   FORM 10-K
                           ANNUAL REPORT PURSUANT TO
                          SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE
                                  ACT OF 1934
                           For the Fiscal Year Ended
                               December 31, 1998

                         Brand Scaffold Services, Inc.
            (Exact Name of Registrant as Specified in Its Charter)



Delaware                            735915              133909681
(State or Other Jurisdiction of     (Commission File    IRS Employer
Incorporation or Organization)       Number)            Identification Number)


                      15450 South Outer Highway 40, #270
                         Chesterfield, Missouri 63017
                                (314) 519-1000
              (Address, including zip code, and Telephone Number,
      including area code, of Registrant's principal executive offices)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes  X               No
                                        ---                 ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

No market exists for the Common Stock of Brand Scaffold Services, Inc. All of the outstanding shares of Common Stock are held by DLJ Brand Holdings, Inc.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
                Class                               March 15 , 1999
                -----                               ---------------

    Brand Scaffold Services, Inc.
    Common Stock, $0.01 Par Value                     100 shares

Item 1.  Business

General

Company History and Structure

Brand Scaffold Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). As of December 31, 1998, Holdings is owned 65.5% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.3% by Carlisle Enterprises, L.P. ("Carlisle"), 18.6% by Rust International Inc. ("Rust International") through its wholly owned subsidiary Rust Industrial Services, Inc. ("RIS") and 6.5% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management, Inc. ("WMI"). All references to "the Company," "we," "us" or "our" mean Brand Scaffold Services, Inc. and its subsidiaries.

On September 30, 1996, Brand, a newly formed entity created by the merchant banking group of DLJ, purchased the assets of Rust Scaffold Services, Inc. and its subsidiaries, which were direct and indirect subsidiaries of Rust International ("the Acquisition"). The Acquisition was financed by $190.0 million in debt and accounted for under the purchase method of accounting.

Financial Information About Industry Segments

We operate in one segment and provide scaffolding services primarily to refining, chemical, petrochemical, pulp and paper and utility industries, and to a lesser extent, nuclear facilities and general commercial clients. Our revenues, operating income and total assets as of and for the years ended December 31, 1998 and 1997, are as follows (in thousands):

                                       1998        1997
                                     --------    --------
          Revenue                    $205,304    $160,660
          Operating income             18,063       9,684
          Total assets                211,060     197,543

Description of Business

We are the largest North American provider of industrial scaffolding services. Our services facilitate access to tall structures for on-going maintenance, turnarounds (major maintenance projects which require the complete or partial shutdown of a facility) and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding and scaffolding design services. We deliver our services through an extensive field service organization of approximately 3,200 employees in 27 field offices located throughout the United States and two in Canada. We also provide scaffolding services to the commercial market (primarily nonresidential construction) and sell a small amount of scaffolding.

Approximately 83%, 80% and 86% of our 1998, 1997 and 1996, respective revenues were attributable to ongoing maintenance, turnarounds and capital projects of industrial facilities. We typically provide on-going maintenance services under long-term contracts; the duration of these contracts ranges between one and five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. We believe that the necessity for on-going maintenance and turnarounds provides us with a stable, recurring revenue base.

Our main customers include major integrated oil companies, independent refiners, large chemical companies, utilities and large engineering and construction firms. The largest customer, Exxon Corporation, accounted for approximately 15% and 17% of our revenues in the years ended December 31, 1998 and 1997, respectively. The loss of this customer could have a material adverse effect on us. It is unclear what effect the recently announced mergers and consolidations in the oil industry (such as the merger between Exxon Corporation and Mobil Corporation and between British Petroleum P.L.C. and Amoco Corporation) and the paper industry will have on us.

We believe our position as the largest supplier of industrial scaffolding services provides us with a number of competitive advantages including:

      o the ability to offer national coverage to large customers;

      o the ability to provide required personnel and scaffolding to process major turnarounds and unanticipated plant outages;

      o higher asset use through the shifting of assets across regions and across our large customer base;

      o purchasing leverage with scaffolding manufacturers; and

      o comprehensive safety training programs which have resulted in an accident incident rate which is well below the industry average and have enabled us to reduce insurance costs and accident-related expenses.

Our size also enables us to maintain our own trucking fleet and to provide a design department that specializes in the custom design of industrial scaffolding, which we use to minimize the amount of scaffolding used and to maximize labor efficiency, thereby providing us with a competitive advantage.

Effects of Seasonality and Cyclicality

The market for industrial scaffolding services experiences seasonal fluctuations in demand. In particular, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. Similar patterns are evidenced for utilities.

We may be able to take advantage of differing seasonal patterns in other markets we service, such as the commercial scaffolding market, but seasonality may still lead to:

      o low inventory use during periods of low demand;

      o an inability to service all of our customers during periods of high demand;

      o price fluctuations; and o periods of low cash flow.

Historically, the market for industrial scaffolding services has experienced a degree of cyclicality. In particular, demand for nonresidential construction and capital projects is highly cyclical. In addition, when refining products are in high demand or the price of pulp is high, refineries and pulp and paper mills often delay turnarounds. It does not appear that any areas of our business exhibit a significant degree of counter-cyclicality that would offset these effects. This cyclicality could have a material adverse effect on us.

The Industry and Competition

The Company is the largest North American provider of industrial scaffolding services. We currently face competition from other existing scaffolding services providers, including entities providing substantially similar services, some of which have significantly greater resources than us. We also compete with larger engineering and construction firms. While we believe that we currently have a strong position in the industrial scaffolding market, we cannot assure that we will be able to increase or maintain our market share.

The scaffolding services industry consists of the industrial market and the commercial market, each of which requires different types of scaffolding equipment and levels of expertise. Industrial applications generally require systems scaffolding, which is highly versatile, can be quickly erected and dismantled, is capable of conforming to irregularly shaped structures and requires a higher level of skill to erect and dismantle. Commercial applications generally require frame and brace scaffolding which is not as versatile as systems scaffolding and requires a lower level of expertise.

Industrial Market

The North American industrial scaffolding market is approximately $575 million and is serviced predominantly by scaffolding specialists such as Brand. We estimate that the top six scaffolding specialists service almost one half of the total industrial market.

Industrial customers use scaffolding for on-going maintenance, turnarounds and capital projects. Among industrial applications, maintenance represents approximately 50% and turnarounds represent approximately 35% of the market. Since turnarounds may require the complete shutdown of a facility (which may lose up to $1 million of revenues per day during a turnaround), speed and reliability are key customer considerations. Safety is another important consideration for industrial customers as scaffolding contractor accident incidents are counted against a facility's safety record and may cause increases in both insurance premiums and attention by the Occupational Safety and Health Administration ("OSHA").

Commercial Market

The North American commercial scaffolding is used primarily in nonresidential construction and renovation projects. Commercial applications are generally characterized by regularly shaped structures with few contoured or angled surfaces. Due to the simple shapes required, commercial jobs generally utilize frame and brace scaffolding, a less versatile type of equipment which is not suited to industrial applications. Commercial scaffolding requires a less skilled work force and has historically been less focused on safety issues. These factors combine to make the commercial market highly fragmented with low barriers to entry. We have longstanding customer relationships, extensive equipment resources, significant labor capacity and an industry-leading safety record. We believe these strengths have enabled us to gain current market share. Competition is based primarily on the basis of quality, price, speed, reliability, reputation and customer service. The Company plans to focus on reducing operating costs, pursue complementary acquisitions and expand our commercial scaffolding operations.

Employees and Dependence on Labor

As of December 31, 1998, we employed approximately 4,900 full-time employees, of which 31% were represented by a labor union. We cannot assure that strikes or other types of conflicts with unions or personnel will not arise or that we will not become a target for further union organizing activity. Since our business has a high labor content, any such activity could have a material adverse effect on the Company. We believe that we have a good relationship with our employees.

Our business has a high labor content and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. In recent years, unemployment rates have reached unusually low levels leading to lower availability of labor and to wage inflation. In particular, the supply of labor has been low relative to demand in the Gulf Coast Region, in which we have significant operations. While we have been successful in hiring workers for our projects and we do not believe that the reduced availability of labor has had a material adverse effect on our financial performance, we cannot assure that sufficient labor will be available in the future or that the cost of labor will not rise, either of which could have an adverse effect on the Company.

Item 2.  Properties

We operate facilities in 30 locations (29 field offices and 1 headquarters location). We maintain a substantial inventory of scaffolding at its 29 field offices as well as at customer sites throughout the United States and Canada. Our facilities are concentrated near its customers to minimize transportation costs, to shorten lead times and to strengthen oversight and project management abilities. Brand owns two locations in Canada, two in Texas, one in Alabama and one in Louisiana. We lease the remaining 23 facilities as well as one site used for our corporate headquarters located in Chesterfield, Missouri. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than four acres. Our headquarters are located in a 9,500 square foot facility in Chesterfield, Missouri.

Item 3.  Legal Proceedings

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 1998.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of our outstanding common stock is held by Holdings and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

Item 6.  Selected Financial Data

The following table presents (i) selected historical financial data of Rust Scaffold Services, Inc. and subsidiaries ("Rust") as of and for each of the years ended December 31, 1994 and 1995, and for the nine months ended
September 30, 1996, and (ii) selected historical financial data of Brand, for the three months ended December 31, 1996, and the years ended December 31, 1997 and 1998. The selected historical financial data as of and for the years ended December 31, 1994 and 1995, and for the nine months ended September 30, 1996, has been derived from the audited financial statements of Rust. The selected historical financial data as of and for the three months ended December 31, 1996, and the years ended December 31, 1997 and 1998, has been derived from the audited financial statements of Brand. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere herein.



                                              Rust                                            Brand
                          ---------------------------------------------  ----------------------------------------------
                                                           Nine Months    Three Months
                           Year Ended      Year Ended         Ended          Ended         Year Ended      Year Ended
                           December 31,    December 31,   September 30,    December 31,    December 31,    December 31,
                              1994            1995            1996             1996            1997            1998
                          -----------     -------------   -------------    ------------    ------------    ------------

                                                             (Dollars in Thousands)
INCOME STATEMENT DATA(1)

Revenue                     $ 182,372        $ 193,829       $ 124,769       $ 44,412         $ 160,660      $ 205,304
Operating expenses            129,045          138,968          89,073         34,170           122,638        157,673
                            ---------        ---------       ---------       --------         ---------      ---------
   Gross profit                53,327           54,861          35,696         10,242            38,022         47,631

Selling and
   administrative
   expenses                    27,111           25,807          15,825          4,743            25,840         29,568
Nonrecurring start-up
   expenses                         -                -               -              -             2,498              -
                            ---------        ---------       ---------       --------         ---------      ---------
      Operating income
                               26,216           29,054          19,871          5,499             9,684         18,063

Interest expense                9,655            9,444           7,872          4,504            15,422         17,728
Interest income                  (707)          (1,012)           (482)          (195)             (397)          (249)
Other expense, net(2)             813              853             708              -                 -              -
                            ---------        ---------       ---------       --------         ---------      ---------
      Pretax income loss       16,455           19,769          11,773          1,190            (5,341)           584
Provision for income tax        7,200            8,300           4,813            525                 -              -
Extraordinary loss                  -                -               -              -                 -          4,329
                            ---------        ---------       ---------       --------          --------       --------
      Net income (loss)     $   9,255        $  11,469       $   6,960       $    665          $ (5,341)      $ (3,745)
                            =========        =========       =========       ========          ========       ========

EBITDA (3)                  $  33,956        $  36,803       $  25,832       $  8,398          $ 22,009       $ 34,572
Cash flow from
   operations                  22,234           35,587          28,478          4,966            11,983         26,753
Depreciation and
   amortization                 8,553            8,602           6,669          3,567            13,294         17,234
Cash interest expense(4)        9,655            9,444           7,872          3,836            14,453         17,003
Capital expenditures           11,059            8,602           1,810            208             9,720         14,831

Ratio of earnings to fixed
   charges and preferred
   stock dividends (5)            2.6x             3.0x            2.4x           1.2x               .7x           1.0x



                                                                     Rust                            Brand
                                                           ------------------------  -----------------------------------
                                                                                     December 31
                                                           -------------------------------------------------------------
                                                              1994         1995         1996         1997         1998
                                                           -----------  -----------  -----------  -----------  ---------
                                                                                (Dollars in Thousands)
BALANCE SHEET DATA: (1)

Working capital                                             $  34,155    $  30,227    $  12,656    $   4,207    $  12,080
Total assets                                                  180,107      178,201      204,266      197,543      211,060
Long-term debt (including current portion and revolving
   loan)                                                            -            -      158,000      154,250      158,500
Notes payable and capital lease obligation (including
   current portion)                                                 -            -            -            -        5,007
14.5% senior exchangeable preferred stock                           -            -       25,906       31,140       35,907
Stockholder's equity (deficit)                                150,005      141,374        4,247       (5,176)     (14,483)


(1) The Acquisition had a significant impact on our financial position and results of operations. Consequently, the financial data for and as of dates prior to the Acquisition may not be directly comparable to corresponding information for and as of dates after the Acquisition.

(2) Since the Acquisition, we have not separately classified other income and expense and have included it in selling and administrative expenses because such amounts have been immaterial.

(3) EBITDA is defined as earnings before interest income, cash interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(4) Cash interest expense represents total interest expense less amortization of deferred financing fees of $668,000 for the three months ended December 31, 1996, $969,000 and $725,000 for the years ended December 31, 1997 and 1998, respectively.

(5) For the purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness plus the interest portion of rental expense on noncancelable leases, amortization of debt issuance costs, and accretion of preferred stock dividends.

Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included herewith. Financial data and discussions relating to the year ended December 31, 1996, reflect the combined results of operations of Rust, prior to the Acquisition and Brand after the Acquisition.

Overview

The Company is the largest North American provider of industrial scaffolding services which facilitate access to tall structures for maintenance, turnarounds and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. The Company provides turnkey services which include equipment rental, labor for the erection and dismantlement of the scaffolding and scaffolding design services. The Company also provides scaffolding services to the commercial market (primarily nonresidential construction) and sells a small amount of scaffolding.

In September 1998, Brand acquired the operating assets of Scaffold Rental and Erection ("SRE") for a purchase price net of cash acquired, of $4.2 million ($400,000 of cash and $3.8 million in notes payable and capital lease obligations). The excess cost of assets acquired over the amounts assigned to net tangible assets at the date of acquisition was $100,000. SRE is an Atlanta based company that provides scaffolding services to industrial customers primarily in the southeastern states. In October 1998, Brand acquired the operating assets of The Brook Company, Ltd. ("Brook") for a purchase price net of cash acquired of $3.1 million ($1.7 million of cash and $1.4 million in notes payable). There was no excess cost of assets acquired over the amounts assigned to net tangible assets at the date of the acquisition. Brook is a New Orleans based specialty provider of temporary structures and enclosures for the special events market.

Approximately 83%, 80% and 86% of the Company's 1998, 1997 and 1996, respective revenues were attributable to on-going maintenance, turnarounds and capital projects of industrial facilities. The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in the Company's quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

Revenues from capital projects, which represented approximately 18% and 14% of 1998 and 1997 revenues, respectively, result from new plant construction, plant expansions and modifications. Capital projects can and have had material impacts on the Company's results of operations.

Commercial scaffolding revenues, which represented approximately 14% and 15% of 1998 and 1997 revenues, are related to the level of nonresidential construction and renovation. Demand for commercial scaffolding services has recently been high due to the recent strength in the commercial construction industry. In 1997, the Company increased its penetration of the commercial market, by opening four new offices, expanding its sales force and investing $7.3 million in frame and brace scaffolding inventory.

In November 1997, the Company implemented a cost reduction program which has reduced its annual operating overhead and selling, general and administrative expenses by approximately $5.3 million. The major initiatives included (i) eliminating 63 administrative and support positions and consolidating certain administrative functions, (ii) restructuring and renegotiating benefits programs, (iii) renegotiating the Company's insurance premiums to reflect continued improvements in its safety record, (iv) negotiating company-wide procurement contracts in order to take advantage of volume pricing and (v) implementing a new management information system to improve inventory utilization and reduce equipment transportation expenses. The Company recorded a one-time expense in the fourth quarter of 1997 of $437,000 to reflect severance and other expenses of the cost reduction program.

In connection with the Acquisition, WMI agreed to pay the Company a quarterly fee of $725,000 for transition services for three years beginning on December 31, 1996. Such payments will continue through September 30, 1999. In addition, WMI agreed to pay for all historical accident-related claims in which the accident occurred prior to the Acquisition. Because cash expenditures related to accidents are paid out over time but accident-related expenses are accrued in the period in which the accident occurs, the Company has a significant non-cash claims expense ($2.9 million in 1997 and $2.6 million in 1998) which it anticipates will decline over time.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

The following discussion of results of operations is presented for the fiscal years ended December 31, 1996, 1997 and 1998.

On September 30, 1996, the Company was formed and acquired the net assets of Rust Scaffold Services, Inc. The acquisition was accounted for as a purchase. Also on September 30, 1996, the Company entered into a credit agreement pursuant to which $160.0 million was borrowed. As a result of the acquisition and the borrowings, the periods prior to September 30, 1996, are not comparable to the periods after September 30, 1996. For purposes of the table and discussion that follows, combined 1996 financial data represents the summation of the results for Rust for the nine months ended September 30, 1996, and for Brand for the three months ended December 31, 1996. This 1996 data does not include pro forma adjustments to reflect the acquisition or the borrowings, which had the effect of increasing amortization and depreciation expense and interest expense. The combined 1996 revenues, operating expenses and selling and administrative expenses are presented for comparative purposes. Other combined 1996 income and expense items are not presented as the information was not considered meaningful.

Results of Operations

                    Summary of Historical Financial Results
                                (In thousands)


                                                  Combined                  Brand
                                             ---------------    -----------------------------
                                                 Year Ended      Year Ended       Year Ended
                                                December 31,    December 31,      December 31,
                                                  1996(1)          1997             1998
                                                ------------    -----------      -----------

     Income Statement Data:
     Revenue                                      $ 169,181       $ 160,660        $ 205,304
     Operating expenses                             123,243         122,638          157,673
                                                  ---------       ---------        ---------
              Gross profit                           45,938          38,022           47,631

     Selling and administrative expenses             20,568          25,840           29,568
     Nonrecurring start-up expenses                       -           2,498                -
                                                   --------       ---------        ---------
              Operating income                       25,370           9,684           18,063

     Interest expense                                                15,422           17,728
     Interest income                                                    397)            (249)
                                                                  ---------        ---------
              Pretax income (loss)                                    5,341)             584

     Provision for income taxes                                           -                -
     Extraordinary items                                                  -            4,329
                                                                  ---------        ---------
              Net loss                                            $  (5,341)       $  (3,745)
                                                                  =========        =========
     Other Data:
     EBITDA                                                       $  22,009        $  34,572
                                                                  =========        =========


(1) Combined 1996 financial data represents the summation of the results for Brand for the three months ended December 31, 1996, and Rust for the nine months ended September 30, 1996, and is not indicative of the results the Company would have achieved for the full year had the Acquisition occurred on January 1, 1996.

Year Ended December 31, 1998, as Compared to Year Ended December 31, 1997

Revenue

Revenue for the year ended December 31, 1998, increased 27.8% to $205.3 million from $160.7 million for the same period in 1997. Labor revenue increased 33.2% to $149.4 million for the year ended December 31, 1998, as compared to the same period in 1997. Rental revenue increased 22.7% to $50.0 million for the year ended December 31, 1998, as compared to the same period in 1997. The increase in revenues was primarily attributable to increased activity in the industrial scaffolding market, and to a lesser extent, attributable to the acquisitions made in 1998. Increased turnaround and capital maintenance activity and unplanned utility outages in the U.S. Gulf Coast as well as utility plant renovation, maintenance work and an increase in refinery turnarounds in the northern part of the country, resulted in a positive variance for the year.

Gross Profit

Gross profit for the year ended December 31, 1998, increased 25.3% to $47.6 million from $38.0 million for the same period in 1997. Labor gross profit (labor revenue less labor cost) increased 40.2% to $24.8 million for the year ended December 31, 1998, as compared to the same period in 1997. Gross profit as a percentage of revenue for the year ended December 31, 1998, decreased to 23.2% from 23.7% for the same period in 1997. This decrease was primarily due to a higher mix of labor revenue to total revenue for the period. Labor profit margins are lower than rental and sale profit margins. Much of the increased revenue was from industrial projects requiring a high percentage of labor, thus causing overall profit margins to be lower.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 1998, increased 14.7% to $29.6 million from $25.8 million for the same period in 1997. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 1998, decreased to 14.4% from 16.1% for the same period in 1997. For the year ended December 31, 1998, the savings realized from a cost reduction program implemented in 1997 were offset by a $4.0 million increase in payroll expense.

Operating Income

As a result of the above, operating income for the period ended December 31, 1998, increased to $18.1 million from $9.7 million for the same period in 1997. The operating income results from 1997 were affected by certain nonrecurring start-up expenses incurred by the Company as a result of the Company's efforts to establish itself as a stand-alone entity.

Interest Expense

Interest expense for the year ended December 31, 1998, increased 15.0% to $17.7 million from $15.4 million for the same period in 1997. The increase was mainly due to a higher weighted average interest rate on all outstanding debt. For 1998 and 1997, the weighted average interest rate was 8.9% and 9.8%, respectively.

Extraordinary Item

The extraordinary item for the year ended December 31, 1998, was $4.3 million that represented the writeoff of the pro rata share of deferred financing costs related to the portion of the debt repaid with proceeds from the issuance of the 10-1/4% Senior Notes in February 1998.

Net Loss

Net loss (before accretion of preferred stock dividends) improved to $3.7 million loss from $5.3 million loss for the same period in 1997.

Year Ended December 31, 1997, as Compared to Year Ended December 31, 1996

Revenue

Revenue for the year ended December 31, 1997, were $160.7 million as compared to $169.2 million for the year ended December 31, 1996. The decline in revenues is attributable to: (i) the loss of several contracts with a single customer in 1996 which accounted for an approximate loss of $3.4 million in revenues compared to 1996 and (ii) the transfer, in connection with the Acquisition, of a contract, which generated revenues in excess of $2.0 million in 1996, to a former sister corporation of the Company. Also contributing to the decline was lengthened turnaround schedules at refineries due to a strong operating environment in 1997. These decreases were partially offset by several new accounts obtained during 1997, including three large accounts which generated a total of $2.8 million.

Gross Profit

Gross profit for the year ended December 31, 1997, was $38.0 million as compared to $45.9 million for the year ended December 31, 1996. The $7.9 million decline was due to lower revenue levels and a $3.2 million increase in depreciation and amortization expenses resulting from the Acquisition. An increase in gross profit as a percentage of revenues for labor services and a decrease in insurance claims partially offset the decrease in gross profit.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 1997, were $25.8 million as compared to $20.6 million for the year ended December 31, 1996. The $5.2 million increase was due to the hiring of additional sales personnel and the opening of four new commercial scaffolding offices. During 1997, selling and administrative expenses were reduced by $700,000 as a result of payments by WMI pursuant to the transition services agreement relating to the Acquisition.

Nonrecurring Start-up Expenses

In 1997, the Company incurred certain expenses to establish the Company as a stand-alone entity. These expenses were comprised of costs related to establishing benefit plans, a treasury department, strategic planning and cash management.

Operating Income

Operating income for the year ended December 31, 1997, was $9.7 million as compared to $25.4 million for the year ended December 31, 1996. The $15.7 million decrease was attributable primarily to a decrease in revenues, increased depreciation and, to a lesser extent, to an increase in nonrecurring start-up expenses and selling and administrative expenses.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Bank Facility (see below) to fund its operations, capital expenditures, and working capital requirements. As of December 31, 1998, the Company had working capital of $12.1 million including cash and cash equivalents of $3.1 million.

Historically, the principal uses of cash have been capital expenditures (primarily scaffolding) and working capital. The Company has also used cash to repay term loans for which payments amounted to $2.0 million in 1996 and $8.3 million in 1997. In February 1998, $119.8 million of the term loans were repaid with proceeds from the offering of the 10-1/4% Senior Notes and $500,000 in payments were made in June 1998. Additionally, the Company paid $6.3 million in interest relating to the 10-1/4% Senior Notes in August 1998 and will pay approximately $6.7 million in interest relating to the notes in February 1999.

For the year ended December 31, 1998, cash provided by operating activities was $26.8 million, and for the three months ended December 31, 1996, and the year ended December 31, 1997, cash provided by operating activities was $5.0 million and $12.0 million, respectively.

The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. Net capital expenditures for the Company were $9.7 million and $14.8 million for the years ended December 31, 1997 and 1998, respectively.

Pursuant to a credit agreement dated as of September 30, 1996, the Company entered into the Bank Facility. The Bank Facility consisted of three term loan facilities, under which the Company borrowed a total of $160.0 million immediately upon closing of the Bank Facility, and a $30.0 million revolving loan facility. All but $30.0 million of the loans outstanding under the term loan facilities was repaid in February 1998, with the proceeds of the 10-1/4% Senior Note offering. Borrowings under the revolving loan facility are governed by a borrowing base equal to 85% of eligible accounts receivable. A $15.0 million sub-facility is available for the issuance of letters of credit. As of December 31, 1998, the Company had $16.2 million in unused senior secured borrowing capacity under the Bank Facility. The interest rate on each loan facility under the Bank Facility is variable. During the year ended December 31, 1998, the interest rate on loans outstanding under the term loan facility was an annual dollar-weighted rate of 9.8%. Total payments for interest and principal by the Company under the Bank Facility in 1996 were $3.0 million and $2.0 million, respectively, and in 1997 were $14.1 million and $8.3 million, respectively. During the year ended December 31, 1998, total payments for interest were $11.5 million. During the year ended December 31, 1998, $121.3 million of the term loans were repaid of which $119.8 million was from the proceeds of the 10-1/4% Senior Note offering.

The Bank Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur indebtedness and to pay dividends. The Company was in compliance with the loan covenants at December 31, 1998.

In February 1998, the Company raised $125.6 million from the 10-1/4% Senior Note offering. Substantially all of the net proceeds of the sale of the notes by the Company were used to reduce outstanding indebtedness under the Bank Facility. Two term loan facilities and the revolving loan facility, each included in the Bank Facility, were repaid in full, and loans under a third term loan facility, also a part of the Bank Facility, were paid down such that the aggregate principal amount of loans outstanding under the remaining term loan facility after such prepayment was $30.0 million. In addition, pursuant to the amendment to the Bank Facility obtained by the Company, the Bank Facility was reduced to $60.0 million. Certain provisions contained in the credit agreement governing the Bank Facility were amended to eliminate a requirement that revolving loans be periodically reduced. Also, certain of the covenants contained in the credit agreement were amended to permit the Company to incur certain additional indebtedness, engage in a broader range of business, make certain additional investments and capital expenditures and reinvest asset disposition proceeds within 180 days, rather than prepay the term loan facilities with such proceeds.

Net Operating Losses

As of December 31, 1998 and 1997, the Company had estimated net operating loss carryforwards, resulting primarily from depreciation timing differences, of approximately $86.0 million and $65.9 million, respectively, for U.S. income tax purposes. As a result of such loss carryforwards, cash paid for income taxes in 1998 and 1997 was minimal. The Company does not expect to expend cash for taxes in the next several years.

Effect of Inflation; Seasonality

Inflation has not generally been a material factor affecting the Company's business. In recent years, the cost of scaffolding equipment has remained relatively stable due to competitive pressures within the industry. The Company's general operating expenses, such as salaries, employee benefits and facilities costs are subject to normal inflationary pressures.

The operations of the Company are generally subject to seasonal fluctuations coinciding with the spring and fall turnaround schedules of its major customers.

Year 2000 Readiness Disclosure

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

The Company estimates that the total cost for executing the Year 2000 plan will not exceed $50,000 and estimates that the Year 2000 plan for its financial systems will be completed by June 1999. In planning for the most likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's current contingency plan will be to replace only those individual financial system applications that would not be Year 2000 compliant by mid 1999.

The Company's Year 2000 compliance program is divided into seven major projects as shown in the table below.

                                                                    Percent
                                                                    Complete
                                                                     as of
                                                                  December 31,
                 Year 2000 Project                  Time Frame        1998
                                                    ----------    ------------

    Review IT system infrastructure                05/98 - 07/98        100
    Review non-IT systems                          06/98 - 08/98        100
    Upgrade non-IT systems                         07/98 - 10/99         20
    Upgrade PBX/phone systems                      11/98 - 09/99         20
    PC workstation review and upgrade              07/98 - 08/99         60
    Update core business distributed systems        4/98 - 07/98        100
    Update core business centralized systems       07/98 - 06/99         80

Accounting Standard Not Yet Implemented

In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments to manage these risks. The value of market risk sensitive derivatives and other finance instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based upon a hypothetical ten percent change in interest rates, the potential losses in future earnings, fair value and cash flows are not material.

Item 8.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Brand Scaffold Services, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of Brand Scaffold Services, Inc. included in this Form 10-K, and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


St. Louis, Missouri,
    February 19, 1999

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997,

                AND FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                 (In thousands)

                                                  Additions and
                                     Balance at    Charges to                 Balance at
                                      Beginning    Costs and                    End of
           Description               of Period      Expenses      Writeoffs     Period
           -----------               ----------   -------------   ---------   ----------

December 31, 1998:
Allowance for doubtful accounts        $1,000        $   423      $   (611)    $   812

December 31, 1997:
Allowance for doubtful accounts           925          1,140        (1,065)      1,000

December 31, 1996:
Allowance for doubtful accounts           906            102           (83)        925


Item 9.  Financial Statements and Supplementary Data

See "Index to Financial Statements and Schedules" on Page F-1.

Item 10. Changes in and disagreements with Accountants and Financial
Disclosure.

None.

Item 11.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following table sets forth certain information with respect to directors and executive officers of the Company. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.

     Name            Age         Position and Offices
     ----            ---         --------------------

David L. Jaffe        40    Chairman of the Board

John M. Monter        51    Chief Executive Officer, President and Director

Ian R. Alexander      52    Chief Financial Officer, Vice President, Finance
                            and Secretary

David R. Cichy        48    Vice President, Operations--Northern Region

Raymond L. Edwards    45    Vice President, Administration

Guy S. Huelat         37    Vice President, Resource Management

Otto K. Knoll         45    Vice President, Operations--Western Region

James "Marty" McGee   42    Vice President, Operations--Southeast Region

Scott M. Robinson     51    Vice President, Operations--Central Region

Robert Bonczek        53    Director

James S. Carlisle     56    Director

Vincent P. Langone    55    Director

D.P. "Pat" Payne      55    Director

Karl R. Wyss          58    Director

David L. Jaffe, Chairman of the Board: Mr. Jaffe has been a Managing Director of DLJ Merchant Banking, Inc. ("DLJMB, Inc.") since 1995 and has been Chairman of the Board of the Company since the Acquisition. Prior to serving in his current position with DLJMB, Inc., Mr. Jaffe was a Senior Vice President at DLJMB, Inc. He serves on the boards of EZ Buy & EZ Sell Recycler Corporation, OSF Holdings, Inc., Terra Nova Group, OHA Financial, Inc., Pharmaceutical Fine Chemicals S.A. and Duane Reade Inc. Mr. Jaffe also serves as a director of the Creative Arts Workshop for Kids, Inc. of New York.

John M. Monter, Chief Executive Officer, President and Director: Mr. Monter has served as a director, Chief Executive Officer and President since the Acquisition. Prior to joining the Company at the time of the Acquisition, Mr. Monter held a variety of corporate and operating assignments at Cooper Industries, Inc. ("Cooper") where he began his career in 1977. Mr. Monter was President of the Bussmann Division of Cooper, which manufactures electrical overcurrent fuses, from 1992 to 1996.

Ian R. Alexander, Chief Financial Officer, Vice President, Finance and
Secretary: Prior to joining the Company as Chief Financial Officer, Vice President, Finance and Secretary in April 1998, Mr. Alexander had a variety of assignments with BP Oil Company from 1973 until 1993 in Europe, Africa and the U.S.A. He then became Chief Financial Officer and Executive Vice President of Purina Mills, Inc. until it was sold to Koch Industries in March, 1998.

David R. Cichy, Vice President, Operations -- Northern Region: Mr. Cichy was appointed Vice President, Operations - Northern Region in 1996. Beginning in 1978, Mr. Cichy served in various construction management functions with Rust Industrial including Vice President, Resource Management from 1993 to 1996.

Raymond L. Edwards, Vice President, Administration: Mr. Edwards joined the Company in his current role in November 1996. Prior to joining the Company, he held a variety of management positions, most recently, with Cooper from 1984 to 1996, including Vice President, Human Resources from 1990 to 1996.

Guy S. Huelat, Vice President, Resource Management: Mr. Huelat joined the Company in January 1997 in his current position. Prior to joining the Company, Mr. Huelat was a Plant Manager from 1989 to 1994 and a Materials Manager from 1994 to 1996 at Cooper. From 1996 to 1997, he was Director of Logistics for Planning and Customer Service for Kimble Glass, Inc.

Otto K. Knoll, Vice President, Operations - Western Region: Mr. Knoll has held his current position since the Acquisition. From 1994 until the Acquisition, Mr. Knoll served as Western Region Vice President of Rust Industrial. From 1991 to 1994, Mr. Knoll was a Vice President, Operations - Western Region for Serv-Tech, Inc.

James "Marty" McGee, Vice President, Operations - Southeast Region: Mr. McGee has held his current position since the Acquisition. From 1993 until the Acquisition, Mr. McGee held various Region Management positions with Rust Industrial and WMI. Mr. McGee has been with the Company in various management positions since 1981 including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations from 1995 to 1996.

Scott M. Robinson, Vice President, Operations - Central Region: Mr. Robinson joined the Company as Vice President, Marketing in March 1997 and assumed his present position in November 1997. Prior to joining the Company, Mr. Robinson held various positions at Cooper, including Vice President, Sales from 1993 to 1997 and Vice President, Marketing from 1987 to 1993.

Robert Bonczek, Director: Mr. Bonczek has been President and a director of ApsenTree Capital, a private money management firm since 1991, and has been a director of the Company since the Acquisition. He is a legal consultant to Wilmer, Cutler and Pickering. Mr. Bonczek is a director of DCV, Inc.

James S. Carlisle, Director: Mr. Carlisle has been Chief Executive of Carlisle Enterprises, LLC, a firm engaged in the acquisition and management of leveraged buyout companies since 1989, and has been a director of the Company since the Acquisition.

Vincent P. Langone, Director: Mr. Langone has been a director of the Company since the Acquisition. Mr. Langone has been Chairman, President and Chief Executive Officer of Formica Corporation since May 1998. From 1995 to 1997, Mr. Langone served as President and Chief Operating Officer of Interbuild International, Inc., which participates in and manages leveraged buyouts and provides operational management and general consulting services. Mr. Langone is a director of United Retail Group and Summit Bank. From 1989 to 1995, Mr. Langone served as Chairman, President and Chief Executive Officer of Formica Corporation.

D.P. "Pat" Payne, Director: Mr. Payne has been Senior Vice President for WMI since 1995, and has been a director of the Company since February 1998. Prior to serving in his current position with WMI, Mr. Payne served as President and Chief Executive Officer of Chemical Waste Management, Inc. from 1991 to 1995.

Karl R. Wyss, Director: Mr. Wyss is a Managing Director of DLJMB, Inc. and has been a director of the Company since the Acquisition. Prior to joining DLJMB, Inc. in 1993, he was Chairman and Chief Executive Officer of Lear Siegler Inc., where he served as President and Chief Operating Officer from 1989 to 1993. He serves on the boards of CommVault Systems, Inc., EZ Buy & EZ Sell Recycler Corp., Localiza Rent A Car S.A., OSF, Inc., Mallory Limitada, Pharmaceutical Fine Chemicals, S.A. and Von Hoffman Press, Inc.

Item 12.  Executive Compensation

Compensation of Directors

Directors of the Company do not receive cash compensation for serving as directors; however, in March 1997, pursuant to Holdings' Stock Option Plan for Outside Directors, directors who were not employees of Holdings, the Company or any of their institutional shareholders, were each awarded options (the "Director Options") to purchase 40,000 shares of the common stock of Holdings, which options will vest in March 1999.

Compensation Committee and Insider Interlocks

Compensation of the Company's management is determined by a committee comprised of Messrs. Jaffe, Monter and Wyss. Mr. Monter is the Chief Executive Officer and President of the Company. In March 1997, Mr. Monter purchased 386,406 newly-issued shares of the common stock of Holdings and 17,500 newly-issued shares of preferred stock for an aggregate purchase price of $823,905. In connection with such purchase, Holdings extended Mr. Monter a recourse loan of $167,000, which matures in March 2002 (subject to prepayment in the event any shares are disposed of prior to such time) and bears interest at a rate of 7.03% per annum. The loan is secured by a pledge of the shares purchased.

Messrs. Jaffe and Wyss are Managing Directors of DLJMB, Inc., the general partner of DLJMB. Pursuant to a shareholders agreement dated as of September 30, 1996, between DLJMB, Carlisle, Rust, the Company, Holdings and certain other individuals, Holdings' board consists of seven members, five of whom are nominated by DLJMB. In addition, the shareholders agreement provides for certain rights of first refusal in favor of DLJMB, certain rights and obligations on the part of shareholders to participate in transfers of shares by DLJMB and preemptive rights for DLJMB under certain circumstances. The shareholders agreement further provides that DLJMB has the right, subject to certain conditions, to request that Holdings register securities that they own under the Securities Act of 1933, as amended (the "Securities Act"), and to participate in other registrations of Holdings' and the Company's securities, in each case at Holdings' expense.

In addition, the shareholders agreement provides for certain advisory relationships and the payment of management advisory fees. For five years after the date of the agreement, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJMB, Inc., is engaged as the exclusive financial and investment banking advisor for Holdings, on customary terms. Pursuant to the shareholders agreement, DLJMB, Inc. receives an annual advisory fee of $250,000 from Holdings. DLJSC received customary fees in connection with the underwriting, purchase and placement of the 10-1/4% Senior Notes.

DLJ Capital, the Syndication Agent and a lender under the Bank Facility is an affiliate of DLJMB. For a description of the Bank Facility, see "Description of Bank Facility." The proceeds from the sale of the 10-1/4% Senior Notes were used to repay indebtedness under the Bank Facility, $1.6 million of which was owed to DLJ Capital on the date of the 10-1/4% Senior Note offering. In connection with an amendment to the existing Bank Facility, the Company will pay customary fees to DLJ Capital, as the Syndication Agent and as a lender under the Bank Facility.

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the six other most highly paid executive officers for services rendered in 1998.

Summary Compensation Table

                                                                                                         Long-Term
                                                           Annual Compensation                      Compensation Awards
                                                   --------------------------------------      --------------------------------
                                                                                                Securities
                                                                                Other           Underlying           All Other
                                                    Salary        Bonus      Compensation      Options/SARS        Compensation
          Name and Principal Position                ($)           ($)             ($)             (#)                  ($)
                                                   -------      -------      ------------      -------------       ------------
John M. Monter,
Chief Executive Officer                            350,000      365,000           8,723                               1,800(1)
James "Marty" McGee
Vice President, Operations-Southeast Region        129,816      168,641               -             1,000             1,800(1)
Otto K. Knoll
Vice President, Operations-Western Region          145,389      166,718           6,542             2,000             1,800(1)
Raymond L. Edwards
Vice President, Administration                     140,208      155,250               -             2,000             1,491(1)
Scott Robinson
Vice President, Operations - Central Region        145,368      160,792          23,233                 -             1,292(1)
Guy Huelat
Vice President, Resource Management                124,617      138,000           2,469             2,000             1,186(1)
Gerald B. Curran (2)                                86,544       63,085         115,392                 -             1,800(1)

(1)  Represents the Company's matching 401(k) contributions.

(2) Mr. Curran resigned from his position as Chief Financial Officer, Vice President, Finance and Secretary on May 1, 1998. Mr. Curran's severance agreement includes additional 1998 bonus payments of $32,946, one year at continued base salary of $150,000 and one year's continued coverage under the Company's medical and dental plan.

Stock Option Grants in Last Fiscal Year.

The following table sets forth certain information concerning grants of stock options made to the persons named in the Summary Compensation Table during the year ended December 31, 1998. Such grants are exercisable for shares of the common stock of Holdings. No stock appreciation rights were granted.

Option Grants in Last Fiscal Year



                                                                                                  Potential
                                                  Individual Grants                           Realizable Value at
                              ------------------------------------------------------------      Assumed Annual
                               Number of        % of Total                                   Rates of Stock Price
                               Securities         options                                     Appreciation for
                               Underlying       Granted to       Exercise or                      Option Term (2)
                                Options          Employees in    Base Price     Expiration   --------------------
           Name               Granted (#)(1)    Fiscal Year        ($/sh)         Date         5% ($)     10% ($)
           ----               --------------    -------------    -----------    ----------     ------     -------
John M. Monter                        0               0             1.00        12/31/06          -           -
James "Marty" McGee               2,000               4.1           1.00        12/31/06        320         480
Otto K. Knoll                     2,000               8.2           1.00        12/31/06        320         480
Raymond L. Edwards                2,000               8.2           1.00        12/31/06        320         480
Guy Huelat                        2,000               8.2           1.00        12/31/06        320         480

(1) Options vest in five equal annual installments beginning January 1, 1999, provided certain performance criteria are met. Unvested options are subject to forfeiture, and any shares acquired upon exercise are subject to repurchase rights of the Company, upon termination of employment. Upon a change of control all unvested options will vest.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation for the underlying stock of 5% and 10% compounded annually from the date that the respective options were granted through their expiration date. This table does not take into account any appreciation in the price of the underlying stock to date. Actual gains, if any, on stock option exercises will depend on the future performance of the underlying stock and the date at which the options are exercised.

The following table summarizes option exercises during the last fiscal year and the amount and value of options for persons named in the Summary Compensation Table.

                                                       Number of
                                                       Securities        Value of
                                                       Underlying       Unexercised
                                                      Unexercised       In-the-Money
                                                       Options at       Options at
                                                        December 31,     December 31,
                                                        1998 (#)         1998 ($)
                       Shares Acquired     Value      Exercisable/     Exercisable/
    Name              on Exercise (#)   Realized ($)  Unexercisable    Unexercisable
    ----              ----------------  ------------  --------------   -------------
John M. Monter              -                -         0/437,500             0/0
James "Marty" McGee         -                -          0/42,000             0/0
Otto K. Knoll               -                -          0/42,000             0/0
Raymond L. Edwards          -                -          0/42,000             0/0
Scott Robinson              -                -          0/40,000             0/0
Guy Huelat                  -                -          0/42,000             0/0


Employment Agreement

Mr. Monter entered into an employment agreement with the Company on October 1, 1996, pursuant to which he serves as President and Chief Executive Officer. The employment agreement terminates on March 31, 1999, and provides for an annual salary of not less than $350,000. Mr. Monter is also eligible for a bonus of up to 100% of his base salary and an additional bonus of up to $50,000. The Company undertakes to pay up to $1,500 of premiums annually under Mr. Monter's life insurance policy. In the event the Company terminates Mr. Monter's employment without cause or he becomes disabled, he is entitled to his (i) base salary until the later to occur of the one year anniversary or March 31, 1999 (the "Severance Period"), (ii) continued coverage under the Company's welfare benefits for up to the end of the Severance Period, and
(iii) in the case of termination without cause, a bonus equal to $12,500 multiplied by the number of months remaining in the Severance Period. Any unvested stock options held by Mr. Monter shall vest upon a change in control of the Company. As a part of the employment agreement, Mr. Monter has entered into covenants prohibiting him from competing with the Company, working for any of the Company's competitors or using proprietary information for a twelve month period following his departure from the Company.

Item 13.  Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

All of the issued and outstanding common stock of the Company is held by Holdings (and pledged to secure the Bank Facility). The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holdings as of December 31, 1998, by (i) each person or group known to the Company who beneficially owns more than five percent of the common stock of Holdings and (ii) all directors and executive officers of the Company as a group:

                                                                                  Number of
                                                                                  Shares of        Percentage
              Name and Address of Beneficial Owner                             Common stock         of Class
              ------------------------------------                             ------------        ----------
DLJ Merchant Banking Partners, L.P. and related investors(1)                    8,762,500             65.5%
Rust Industrial Services, Inc.(2)
3003 Butterfield Road
Oakbrook, IL 60521                                                              2,487,500             18.6%
Carlisle-Brand Investors, L.P.(3)
7777 Fay Avenue
La Jolla, California 92037                                                      1,250,000(4)           9.3%
David L. Jaffe(5)
DLJ Merchant Banking Partners, Inc.
277 Park Avenue
New York, New York 10172                                                                -                -
Karl R. Wyss(5)
DLJ Merchant Banking Partners, Inc.
277 Park Avenue
New York, New York 10172                                                                -                -
James S. Carlisle(6)
Carlisle Enterprises
7777 Fay Avenue
La Jolla, California 92037                                                              -                -
All directors and officers as a group(5)(6)                                       788,876(7)           5.9%

(1) Consists of shares held by DLJMB, DLJ Offshore Partners, C.V. ("Offshore"), DLJ Merchant Banking Funding, Inc. ("Funding") and DLJ International Partners, C.V. ("International"), each of which is affiliated with DLJSC. See "Certain Relationships and Related Transactions." The address of each of DLJMB and Funding is 277 Park Avenue, New York, New York 10172. The address of each of Offshore and International is John B. Gorsivaweg 6, Willemstad, Curacao, Netherlands Antilles. As a general partner of DLJMB, Offshore and International, DLJMB, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore and International, and as the parent of each of DLJ Merchant Banking, Inc. and Funding, Donaldson, Lufkin & Jenrette, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore, International and Funding. Donaldson, Lufkin & Jenrette, Inc. is a majority owned subsidiary of The Equitable Companies Incorporated. The address of DLJ Merchant Banking, Inc. and Donaldson, Lufkin & Jenrette, Inc. is 277 Park Avenue, New York, New York 10172.

(2) Rust Industrial is a wholly owned subsidiary of Rust International, Inc. ("RII") which is majority owned by WMI. As a result, WMI and RII may be deemed to beneficially own all of the shares held by Rust Industrial. The address for each of WMI and RII is 3003 Butterfield Road, Oakbrook, Illinois 60521.

(3) As the general partner of Carlisle, Carlisle Group, L.P. ("Carlisle Group") may be deemed to beneficially own indirectly all of the shares held by Carlisle. As the general partner of Carlisle Group, Carlisle Enterprises, LLC may be deemed to beneficially own indirectly all of the shares held by Carlisle. The address of Carlisle Group and Carlisle Enterprises, LLC is 7777 Fay Avenue, La Jolla, California 92037.

(4) Does not include (i) 47,500 shares issuable upon the exercise of currently exercisable options held by Carlisle Group and (ii) up to 871,250 shares issuable upon exercise of options held by Carlisle Group, which options are not currently exercisable and will not be exercisable within 60 days of the date of this prospectus.

(5) Messrs. Jaffe and Wyss are officers of DLJ Merchant Banking, Inc., an affiliate of DLJMB and DLJSC. Share data shown for such individuals excludes shares shown as held by DLJMB and related investors, as to which such individuals disclaim beneficial ownership.

(6) Mr. Carlisle is a managing partner of Carlisle Enterprises, LLC, the sole general partner of the sole general partner of Carlisle. Share data shown for Mr. Carlisle excludes shares shown as held by Carlisle, as to which Mr. Carlisle disclaims beneficial ownership.

(7) Does not include shares which may be purchased upon exercise of Director Options or options awarded pursuant to the Company's employee benefit plans, none of which are vested or will be exercisable within 60 days of the date of the prospectus.

Item 14.  Certain Relationships and Related Transactions

Pursuant to the shareholders agreement dated as of September 30, 1996, between DLJMB, Carlisle, Rust, the Company, Holdings and certain other individuals, Holdings' board consists of seven members: five nominated by DLJMB, one nominated by Carlisle and one nominated by Rust Industrial. The shareholders agreement also provides for certain restrictions on transfers of Holdings' common stock. In addition, the shareholders agreement provides for certain rights of first refusal in favor of DLJMB, certain rights and obligations on the part of shareholders to participate in transfers of shares by DLJMB and preemptive rights for DLJMB, Carlisle and Rust Industrial under certain circumstances. The shareholders agreement further provides that DLJMB, Carlisle and Rust Industrial each have the right, subject to certain conditions, to request that Holdings register securities that they own under the Securities Act and to participate in other registrations of Holdings' and the Company's securities, in each case at Holdings' expense.

The shareholders agreement provides for certain advisory relationships and the payment of management advisory fees. For five years after the date of the agreement, DLJSC is engaged as the exclusive financial and investment banking advisor for Holdings, on customary terms. Pursuant to the shareholders agreement, DLJMB, Inc., the sole general partner of DLJMB, and Carlisle Group, the sole general partner of Carlisle, each receive an annual advisory fee of $250,000 from Holdings. DLJSC received customary fees in connection with the underwriting, purchase and placement of the 10-1/4% Senior Notes.

Holdings has entered into a stock option agreement with Carlisle Group. The stock option agreement gives Carlisle Group the right to acquire up to 918,750 shares of the common stock of Holdings for $1 per share. The exact number of shares that may be acquired pursuant to the stock option agreement depends upon Holdings' financial performance, equity financings by Holdings and other factors. Carlisle Group's rights under the stock option agreement vest progressively throughout the term of the agreement. The stock option agreement will terminate on or, under certain circumstances, before September 30, 2006.

DLJ Capital, the Syndication Agent and a lender under the Bank Facility, is an affiliate of DLJMB and DLJSC. For a description of the Bank Facility, see "Description of Bank Facility." The proceeds from the sale of the 10-1/4% Senior Notes were used to repay indebtedness under the Bank Facility, $1.6 million of which was owed to DLJ Capital. In connection with an amendment to the existing Bank Facility, the Company paid customary fees to DLJ Capital, as the Syndication Agent and as a lender under the Bank Facility.

In connection with the Acquisition, WMI and the Company entered into a transition services agreement. Pursuant to such agreement, WMI pays the Company a fee for transition services of $725,000 quarterly. The first such payment was made on December 31, 1996, and such payments will continue through September 30, 1999. In addition, the Company provides computer support to WMI Industrial Cleaning Services, Inc., a subsidiary of WMI and receives a payment of $62,500 per month for such service.

In March 1997, certain officers and employees of the Company purchased a total of 878,364 newly-issued shares of Holdings' common stock for $1 per share and 42,832 shares of preferred stock for $25 per share. In connection with such purchases, Holdings extended recourse loans to executive officers in the aggregate amount of $341,000. Each of the loans matures in March 2002 (subject to prepayment in the event any shares are disposed of prior to such time), with interest payable at the rate of 7.03% per annum. The loans are secured by a pledge of the shares purchased.

WMI provides trash hauling services to the Company for which the Company paid WMI approximately $90,000 in 1998 and 1997.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Documents Filed as Part of this Report

(1) and (2) Financial Statement and Financial Statement Schedules

See Index to Financial Statements and Financial Schedules on Page F-1 of this report.

(3) Exhibits.

See Index on Page E-1 of this report.

                       INDEX TO FINANCIAL STATEMENTS
                       -----------------------------


Rust Scaffold Services, Inc. and Subsidiaries:
   Report of Independent Public Accountants                             F-2
   Consolidated Statement of Income for the nine months ended
     September 30, 1996                                                 F-3
   Consolidated Statement of Cash Flows for the nine months ended
     September 30, 1996                                                 F-4
   Consolidated Statement of Stockholders' Equity for the nine
          months ended September 30, 1996                               F-5
   Notes to Consolidated Financial Statements                           F-6

Brand Scaffold Services, Inc. and Subsidiaries:
   Report of Independent Public Accountants                             F-11
   Consolidated Statements of Operations for the year ended December
     31, 1998 and 1997 and the three months ended December 31, 1996     F-12
   Consolidated Balance Sheets as of December 31, 1998 and 1997         F-13
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997 and the three months ended
     December 31, 1996                                                  F-15
   Consolidated Statements of Stockholder's Equity (Deficit) for the
     years ended December 31, 1998 and 1997 and the three months ended
     December 31, 1996                                                  F-17
   Notes to Consolidated Financial Statements                           F-18

Financial Statement Schedules:
   Schedule II - Valuation and Qualifying Accounts

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Rust Scaffold Services, Inc.:

We have audited the accompanying consolidated statements of income, stockholder's equity and cash flows of Rust Scaffold Services, Inc. (a Delaware corporation) and subsidiaries for the nine months ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rust Scaffold Services, Inc. and subsidiaries for the nine months ended September 30, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Chicago, Illinois
   March 19, 1997

                 RUST SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                                (In thousands)



                                                                 Nine Months
                                                                    Ended
                                                                 September 30,
                                                                     1996
                                                                 -------------

Revenue                                                           $ 124,769
Operating expenses                                                   89,073
                                                                  ---------
           Gross profit                                              35,696

Selling and administrative expenses                                  15,825
                                                                  ---------
           Operating income                                          19,871

Interest expense                                                      7,872
Interest income                                                        (482)
Other expense, net                                                      708
                                                                  ---------
Pretax income                                                        11,773
Provision for income taxes                                            4,813
                                                                  ---------
           Net income                                             $   6,960
                                                                  =========


The accompanying notes to financial statements are an integral part of these statements.

                 RUST SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)


                                                                   Nine Months
                                                                      Ended
                                                                  September 30,
                                                                       1996
                                                                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 6,960
   Adjustments to reconcile net income to net cash provided
     by operating activities-
     Deferred tax provision                                             2,427
     Depreciation and amortization                                      6,669
   Changes in operating assets and liabilities-
     Trade accounts receivable, net                                     4,416
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                                         1,701
     Notes receivable                                                   4,797
     Scaffolding                                                        2,846
     Accounts payable                                                    (727)
     Accrued expenses                                                   2,173
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                             (504)
     Other                                                             (2,280)
                                                                      -------
           Net cash provided by operating activities                   28,478
                                                                      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (5,770)
   Proceeds from sales of property and equipment other
     than scaffolding                                                      64
                                                                      -------
           Net cash used for investing activities                      (5,706)
                                                                      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to Rust Industrial Services Inc., net                     (26,962)
                                                                      --------
           Net cash used for financing activities                     (26,962)
                                                                      --------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                      (4,190)

CASH AND CASH EQUIVALENTS, beginning of year                            4,316
                                                                      --------
CASH AND CASH EQUIVALENTS, end of year                                $    126
                                                                      ========

The accompanying notes to financial statements are an integral part of these statements.

                 RUST SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                (In thousands)



                                                                 Nine Months
                                                                    Ended
                                                                 September 30,
                                                                    1996
                                                                 -------------
STOCKHOLDER'S EQUITY - NET INVESTMENT BY RUST INDUSTRIAL
  SERVICES, INC., beginning balance
                                                                   $ 141,374
                                                                   ---------
   Comprehensive Income-
     Net income                                                        6,960
     Translation adjustment                                               26
                                                                   ---------
     Comprehensive income                                              6,986

   Payments to Rust Industrial Services Inc., net                    (26,962)
                                                                   ---------
STOCKHOLDER'S EQUITY--NET INVESTMENT BY RUST INDUSTRIAL
  SERVICES. INC., ending balance                                   $ 121,398
                                                                   =========

The accompanying notes to financial statements are an integral part of these statements.

               RUST SCAFFOLD SERVICES INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (In thousands)


1.  ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Rust Scaffold Services, Inc. and its subsidiaries ("Rust" or the "Company") was a Delaware Corporation and was 100% owned by Rust Industrial Services, Inc. ("RIS") which is 100% owned by Rust International Inc. ("RII"). RII is a 60% owned subsidiary of Waste Management Inc. ("WMI") and a 40% owned subsidiary of Wheelabrator Technologies Inc. ("WTI"). On September 30, 1996, a company (the "Newco") formed by DLJ Merchant Banking Partners, L.P. ("DLJMB") and on behalf of DLJMB one or more of its affiliates or other related entities and Carlisle Brand Investors, L.P. (the "Investors") acquired the outstanding securities of the Company. The purchase price of the business was approximately $190 million, which RIS was paid through a combination of cash, notes payable, preferred stock and a 19.9% interest in Newco. Newco operates under the name DLJ Brand Holdings, Inc. ("Holdings").

The Company provided scaffolding services primarily to refining, chemical, petrochemical and utility industries, and to a lesser extent, pulp and paper plants, nuclear facilities and general commercial clients. In most cases, the Company's scaffolding services were provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, and such services were also performed in connection with new construction projects, plants, nuclear facilities and general commercial clients. The Company provided personnel to erect, modify, move and dismantle scaffolding structures, transport scaffolding to project sites and supervised and managed such activities. In addition, the Company rents, and in some cases, sold scaffolding. The Company maintained a substantial inventory of scaffolding at several locations in various cities in the United States and Canada.

The Company's services were not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company did not believe that a material concentration of credit risk existed, except that one customer accounted for 21% of revenue for the nine months ended September 30, 1996, respectively.

Use of Estimates

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

As a result of the Company's relationship with WMI and RII, the financial position and results of operations are not necessarily indicative of what they would have been had these relationships not existed. Additionally, these financial statements are not necessarily indicative of the future operations or future financial position of the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying financial statements are prepared on a consolidated basis and include those assets, liabilities, revenues and expenses directly attributable to the operations of the Company. All significant intercompany balances and transactions have been eliminated. The consolidated statements of income reflect substantially all of the Company's costs associated with the normal cost of business. These costs include direct expenses and certain overhead and other expenses incurred by WMI and RII on the Company's behalf. The expenses allocated to the Company and the method of allocation are further discussed in
Note 3, "Transactions with Affiliates."

Revenue Recognition

The Company recognizes contract revenue on the percentage-of-completion basis with losses recognized in full when identified. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to costs and income. Substantially all of the Company's contracts are completed in less than six months. Other revenues are recognized when the services are performed.

Foreign Currency

The assets and liabilities of the Company's foreign subsidiaries, Rust Scaffold Services of Canada, LTD. and JLG Scaffolding, Inc., are translated at the rates of exchange in effect on the balance sheet date while income statement accounts are translated at the average exchange rate in effect during the period. The resulting translation adjustments are charged or credited directly to the Net Investment by Rust Industrial Services, Inc. account, as settlement of such intercompany balance is not planned or anticipated in the foreseeable future.

Cash and Cash Equivalents

The Company considers all short-term deposits purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment (including major repairs and improvements) are capitalized and stated at cost. Items of an ordinary maintenance or repair nature are charged directly to operations. The cost of property and equipment is depreciated over the estimated useful lives on the straight-line method as follows:

     Buildings                        10 to 40 years
     Scaffolding equipment            7 to 25 years
     Vehicles and other equipment     3 to 20 years
     Leasehold improvements           Life of the applicable lease or life of
                                      the improvement, whichever is shorter

Depreciation expense for the nine months ended September 30, 1996, was $5,958.

Intangible Assets

Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the market value of net assets acquired ("goodwill") and other covenants. Goodwill is amortized on a straight-line basis over a period not exceeding 40 years. Amortization expense related to intangibles for the nine months ended September 30, 1996, was $711.

Impairment of Long-Lived Assets

During 1995, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). When such events or circumstances indicate the carrying value of an asset may be impaired, the Company recognizes an impairment loss.

Additionally, the Company measures the realizability of goodwill by the ability of the acquired business to generate current and expected future operating income in excess of annual amortization. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill.

Management has not recognized and does not believe any material impairment losses exist for the nine months ended September 30, 1996.

Income Taxes

The Company is included in the federal income tax return of RII. The deferred tax liabilities in the accompanying balance sheets are calculated as if the Company filed a separate tax return. Income taxes are paid by RII on behalf of the Company, and charges for taxes currently payable are allocated to the Company.

Operating Leases

The Company leases various operating and office facilities for various terms. Rent charged to costs and expenses in the statement of income was $927 for the nine months ended September 30, 1996.

3. TRANSACTIONS WITH AFFILIATES:

WMI, RII and RIS have furnished the services of financial, administrative, legal and certain other corporate staff personnel to the Company. Additionally, RII provides certain retirement and post-retirement benefits to eligible employees of the Company. The costs of such services and benefits are allocated to the Company ratably on the basis of its revenues. The Company believes that the charges for such services and benefits have been calculated on a reasonable basis and that the total amount of costs recognized in the statement of income approximate what its actual costs would have been as a stand alone entity. During the nine months ended September 30, 1996, certain RSS employees participated in a 401(k) Plan and a stock option plan administered by WMI. Such charges for these services and benefits were $1,057 for the nine months ended September 30, 1996, and are included in selling and administrative expenses in the statement of income.

RIS allocates a portion of its interest expense to the Company based on the ratio which cumulative net cash advances to the Company bears to RIS's cumulative net cash advances to all of its subsidiaries and the value of net tangible assets. Management believes that the allocation of interest expense is representative of financing costs attributable to the Company and that the methodology used to allocate interest expense is reasonable. Intercompany interest expense of $7,872 was allocated to the Company in the nine months ended September 30, 1996, respectively.

RIS also provides worker's compensation and medical insurance coverage to the Company. The Company is allocated charges, which management deems reasonable, for such coverage and at any point in time is fully insured by RIS. The Company paid and provided expense in the amount of $5,897 for such coverage for the nine months ended September 30, 1996.

4.  INCOME TAXES:

The domestic operations of the Company were included in the consolidated federal income tax return of RII. The Canadian operations of the Company are included in the tax returns of Rust Scaffold Services of Canada, LTD. and JLG Scaffolding, Inc. Income taxes relating to the Company were paid by RII. No tax sharing agreement existed between the Company and RII. Income taxes have been provided in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with FAS 109, deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income calculated in a given year and the bases of assets and liabilities. Deferred income taxes are not provided on undistributed earnings of foreign affiliates because those earnings are considered to be permanently invested. If the reinvested earnings were to be remitted, the U.S. income taxes under current law would be immaterial.

Following is a summary of the Company's income tax provision:

                                                               Nine Months
                                                                  Ended
                                                               September 30,
                                                                   1996
                                                               -------------
          Currently payable:
             Federal                                             $ 1,615
             State                                                   243
                                                                 -------
                                                                   1,858
          Deferred:                                              -------
             Federal                                               2,110
             State                                                   317
                                                                 -------
                                                                   2,427
                                                                 -------
          Foreign                                                    528
                                                                 -------
                     Total provision                             $ 4,813
                                                                 =======

The reconciliation of the statutory federal income tax rate to the effective income tax rate for the nine months ended September 30, 1996, is as follows:

                                                               Nine Months
                                                                   Ended
                                                               September 30,
                                                                   1996
                                                               -------------

Statutory federal income tax rate                                  35.0%
State and local taxes, net of federal benefit                       3.1
Amortization of intangible assets relating to
  acquired businesses                                               1.1
Other                                                               1.7
                                                                   ----
Effective tax rate                                                 40.9%
                                                                   ====

5. STOCKHOLDER'S EQUITY -- NET INVESTMENT BY RIS:

The Company participates in a centralized cash management program administered by RIS. Cash collected from U.S. operations is remitted to RIS and advances are made by RIS, as needed, to cover the Company's operating expenses and capital requirements. Cash remittances and advances have been recorded to the "Stockholder's Equity -- Net Investment by Rust Industrial Services, Inc." account in the accompanying consolidated statements of stockholder's equity.

6.  COMMITMENTS AND CONTINGENCIES:

In the ordinary course of conducting its business, the Company becomes involved in various pending claims and lawsuits. These primarily relate to employee matters. The outcome of these matters is not presently determinable, but in the opinion of management, based on the advice of legal counsel, the resolution of these matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Brand Scaffold Services, Inc.:

We have audited the accompanying consolidated balance sheets of Brand Scaffold Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brand Scaffold Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

St. Louis, Missouri
    February 19, 1999

                BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                                                           Three months
                                                                          Year ended        Year ended          ended
                                                                          December 31,      December 31,    December 31,
                                                                              1998              1997            1996
                                                                           -----------     -------------    ------------
Revenue                                                                    $ 205,304       $ 160,660          $ 44,412
Operating expenses                                                           157,673         122,638            34,170
                                                                           ---------       ---------          --------
           Gross profit                                                       47,631          38,022            10,242
Selling and administrative expenses                                           29,568          25,840             4,743
Nonrecurring start-up expenses                                                     -           2,498                 -
                                                                           ---------       ---------          --------
           Operating income                                                   18,063           9,684             5,499
Interest expense                                                              17,728          15,422             4,504
Interest income                                                                 (249)           (397)             (195)
                                                                           ---------       ---------          --------
           Income (loss) before provision for income tax                         584          (5,341)            1,190
Provision for income tax                                                           -               -               525
                                                                           ---------       ---------          --------
           Income (loss) before extraordinary loss                               584          (5,341)              665
Extraordinary loss on debt extinguishment                                      4,329               -                 -
                                                                           ---------       ---------          --------
         Net income (loss)                                                    (3,745)         (5,341)              665
Less-  Accretion of preferred stock dividends                                 (4,767)         (4,172)             (906)
                                                                           ---------       ---------          --------
         Net loss applicable to common stock                               $  (8,512)      $  (9,513)         $   (241)
                                                                           =========       =========          ========

The accompanying notes to financial statements are an integral part of these statements.

                BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands except per share amounts)


                                                                                           December 31,     December 31,
                                                                                               1998             1997
                                                                                           ------------     -----------
                                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                 $   3,125        $   2,217
   Trade accounts receivable, net of allowance for doubtful accounts of $812 in 1998
     and $1,000 in 1997                                                                         31,485           23,672
   Costs and estimated earnings in excess of billings on uncompleted contracts                   2,056            2,145
   Note receivable from WMI, current portion                                                     2,175            2,700
   Notes receivable, current portion                                                               132              388
   Other current assets                                                                          3,192            2,374
                                                                                             ---------        ---------
           Total current assets                                                                 42,165           33,496
                                                                                             ---------        ---------
PROPERTY AND EQUIPMENT:
   Land                                                                                          1,633            1,633
   Buildings                                                                                     2,284            2,097
   Vehicles and other equipment                                                                 11,281            5,383
   Scaffolding equipment                                                                       172,970          160,576
   Leasehold improvements                                                                          853              790
                                                                                             ---------        ---------
           Total property and equipment, at cost                                               189,021          170,479

   Less-  Accumulated depreciation and amortization                                             27,421           14,938
                                                                                             ---------        ---------
           Total property and equipment, net                                                   161,600          155,541
                                                                                             ---------        ---------
OTHER ASSETS:
   Deferred financing costs, net                                                                 5,350            5,575
   Note receivable from WMI, net of current portion                                                  -            2,175
   Notes receivable, net of current portion                                                        759              756
   Other assets                                                                                  1,186                -
                                                                                             ---------        ---------
           Total other assets                                                                    7,295            8,506
                                                                                             ---------        ---------
           Total assets                                                                      $ 211,060        $ 197,543
                                                                                             =========        =========

The accompanying notes to financial statements are an integral part of these statements.

                         (continued on folllowing page)

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                     (In thousands except per share amounts)

                                                                                           December 31,     December 31,
                                                                                               1998             1997
                                                                                            -----------     ------------
                                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Revolving loan                                                                          $       -       $    4,500
   Current maturities of long-term debt                                                        5,000            9,500
   Current portion notes payable and capital lease obligation                                    831                -
   Accounts payable and accrued expenses                                                      23,454           14,544
   Billings in excess of costs and estimated earnings on uncompleted contracts                   800              745
                                                                                           ---------       ----------
           Total current liabilities                                                          30,085           29,289
                                                                                           ---------       ----------
LONG-TERM DEBT                                                                               153,500          140,250
                                                                                           ---------       ----------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATION                                                     4,176                -
                                                                                           ---------       ----------
DEFERRED INCOME TAXES                                                                          1,875            2,040
                                                                                           ---------       ----------
14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value, 1,250,000 shares
   authorized, 1,042,460 issued and outstanding                                               35,907           31,140
                                                                                           ---------       ----------
STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $0.01 par value, 100 shares authorized, issued and outstanding                    -                -
   Paid-in capital                                                                            18,525           18,477
   Receivable from sale of Holdings' common stock                                               (336)            (336)
   Predecessor basis adjustment                                                              (13,038)         (13,038)
   Cumulative translation adjustment                                                          (1,368)            (525)
   Accumulated deficit                                                                       (18,266)          (9,754)
                                                                                           ---------       ----------
           Total stockholder's equity (deficit)                                              (14,483)          (5,176)
                                                                                           ---------       ----------
           Total liabilities and stockholder's equity (deficit)                            $ 211,060       $  197,543
                                                                                           =========       ==========

The accompanying notes to financial statements are an integral part of these statements.

                BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                            Three months
                                                                          Year ended        Year ended          ended
                                                                          December 31,      December 31,    December 31,
                                                                             1998              1997             1996
                                                                          ------------      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  (3,745)       $  (5,341)        $    665
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Deferred income tax provision                                            (42)            (167)             420
       Depreciation and amortization                                         17,234           13,294            3,567
       Extraordinary loss on debt extinguishment                              4,329                -                -
       Changes in operating assets and liabilities
         Trade accounts receivable, net                                      (7,813)          (1,513)           1,960
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                 89              109           (1,643)
         Notes receivable                                                       253            1,973              176
         Scaffolding equipment                                                4,264            4,540              868
         Accounts payable and accrued expenses                                7,940               15             (445)
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                 54              109             (562)
       Other                                                                  4,190           (1,036)             (40)
                                                                           --------         --------          -------
           Net cash provided by operating activities                         26,753           11,983            4,966
                                                                           --------         --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (25,519)         (14,733)          (1,642)
   Receipts on note receivable from WMI                                       2,700            2,200              363
   Proceeds from sales of property and equipment other than
     scaffolding                                                                 43               37              (17)
   Payments for acquisitions                                                 (2,100)               -                -
                                                                           --------         --------          -------
           Net cash used for investing activities                           (24,876)         (12,496)          (1,296)
                                                                           --------         --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                             130,000                -                -
   Payments of long-term debt                                              (121,250)          (8,250)          (2,000)
   Borrowings (payments) of revolving loans                                  (4,500)           4,500                -
   Payments on notes payable and capital lease obligation                      (438)               -                -
   Debt issuance financing costs                                             (4,829)               -                -
   Issuance of preferred stock                                                    -            1,062                -
   Capital contribution from Holdings                                            48              537                -
                                                                           --------         --------          -------
         Net cash used for financing activities                                (969)          (2,151)          (2,000)
                                                                           --------         --------          -------

                         (Continued on following page)

                BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                                (In thousands)


                                                                                                            Three months
                                                                         Year ended        Year ended          ended
                                                                         December 31,      December 31,     December 31,
                                                                             1998              1997             1996
                                                                         -----------       -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         $      908        $  (2,664)         $ 1,670
CASH AND CASH EQUIVALENTS, beginning of period                                2,217            4,881            3,211
                                                                         ----------        ---------          -------
CASH AND CASH EQUIVALENTS, end of period                                 $    3,125        $   2,217          $ 4,881
                                                                         ==========        =========          =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                           $ 11,469         $ 14,138          $ 3,016
   Income taxes paid                                                              -              113                -
NONCASH TRANSACTIONS:
   Paid in-kind accretion of preferred stock dividends                    $   4,767        $   4,172         $    906
   Receipt of scaffolding as payment in lieu of cash on accounts
     receivable                                                                   -              422                -
   Purchase of equipment with capital lease                                   3,800                -                -

The accompanying notes to financial statements are an integral part of these statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                       (in thousands except share amounts)


                                                     Receivable
                                                    from Sale of   Predecessor                 Cumulative
                                        Paid In       Holding's       Basis      Accumulated   Translation           Comprehensive
                    Shares   Dollars    Capital     Common Stock   Adjustment      Deficit     Adjustment    Total   Income (Loss)
                    ------   -------   ----------   ------------   -----------   -----------   -----------   -----   -------------
Balance,
  October 1,
  1996               100     $          $ 17,604      $   -         $(13,038)      $  -          $  -        $4,566
Comprehensive
  income (loss):
  Net income           -        -           -             -             -             665           -           665    $    665
  Translation
    Adjustment         -        -           -             -             -             -            (78)         (78)        (78)
                                                                                                                       --------
Comprehensive
  income (loss)                                                                                                        $    587
                                                                                                                       ========
Paid-in-kind
  accretion of
  preferred
  dividends            -        -           -             -             -            (906)          -          (906)
                     ---     ------     --------      -------       --------       ------        ------      ------
Balance,
  December 31,
  1996               100        -         17,604          -          (13,038)        (241)          (78)      4,247
Comprehensive
  income (loss):
  Net income
    (loss)            -         -           -             -             -          (5,341)          -        (5,341)   $ (5,341)
  Translation
    adjustment        -         -           -             -             -             -            (447)       (447)       (447)
                     ---     ------     --------      -------       --------       ------        ------      ------
Comprehensive
  (loss)                                                                                                               $ (5,788)
                                                                                                                       ========
Paid-in-kind
  accretion of
  preferred
  dividends           -         -           -             -             -          (4,172)                   (4,172)
Capital
  contribution
  from DLJ Brand
  Holdings, Inc.      -         -            873          -             -             -             -           873
Issuance of
   promissory
   notes from
   officers and
   employees          -         -           -            (336)          -             -             -          (336)
                     ---     ------     --------      -------       --------       ------        ------      ------
Balance,
  December 31,
  1997               100        -         18,477         (336)       (13,038)      (9,754)         (525)     (5,176)
                     ---     ------     --------      -------       --------       ------        ------      ------


                                                  (Continued on following page)

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                    (in thousands except share amounts)

                                                    Receivables
                                       Additional   from Sale of   Predecessor                 Cumulative
                                        Paid In       Holding's       Basis      Accumulated   Translation           Comprehensive
                    Shares   Dollars    Capital     Common Stock   Adjustment      Deficit     Adjustment    Total   Income (Loss)
                    ------   -------   ----------   ------------   -----------   -----------   -----------   -----   -------------
Balance,
  December 31,
  1997               100     $  -       $ 18,477        $(336)      $(13,038)    $ (9,754)      $  (525)    $(5,176)
Comprehensive
  income (loss):
  Net income
    (loss)            -         -           -             -             -          (3,745)          -        (3,745)    $(3,745)
  Translation
   adjustment         -         -           -             -             -            -             (843)       (843)       (843)
                     ---     ------     --------      -------       --------     --------       -------      ------     -------
Comprehensive
  (loss)                                                                                                                $(4,588)
                                                                                                                        =======
Capital
  contribution
  from DLJ Brand
  Holdings, Inc.      -         -             48          -             -            -              -            48
Paid-in-kind
   accretion of
   preferred
   dividends          -         -           -             -             -          (4,767)           -        (4,767)
                     ---     ------     --------      -------       --------     ---------       -------    --------
Balance,
  December 31,
  1998               100     $  -       $ 18,525        $(336)      $(13,038)    $(18,266)       $(1,368)   $(14,483)
                     ===     ======     ========      =======       ========     ========        =======    ========



                    The accompanying notes to financial statements are an integral part of this statement.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BUSINESS:

Brand Scaffold Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 65.5% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.3% by Carlisle Enterprises, L.P. ("Carlisle"), 18.6% by Rust International Inc. ("Rust International") through its wholly owned subsidiary, Rust Industrial Services Inc. ("RIS") and 6.5% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management, Inc. ("WMI").

The Company believes it operates in one segment. The Company provides scaffolding services primarily to refining, chemical, petrochemical, pulp and paper, and utility industries, and to a lesser extent, nuclear facilities and general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

The Company's services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe that a material concentration of credit risk exists, except that one customer accounted for 15% and 17% of revenue for the years ended December 31, 1998 and 1997, respectively.

2.  PURCHASE TRANSACTION:

On September 30, 1996, the Company, a newly formed entity created by the merchant banking group of DLJ, purchased the net assets of Rust Scaffold Services, Inc. and its subsidiaries, which were direct and indirect subsidiaries of Rust International (the "Acquisition"). The purchase price approximated the fair values of the net tangible assets acquired. The Company paid Rust International the following, at fair values (in thousands):

    Cash                                                      $178,038
    199,000 shares of senior exchangeable preferred stock        4,975
    2,487,500 shares of common stock of Holdings                 2,487
    Subordinated note                                            4,800
                                                              --------
                                                              $190,300
                                                              ========

To fund the Acquisition, on September 30, 1996, the Company entered into a $190 million credit agreement (the "Credit Agreement") with a bank and DLJ Capital Funding pursuant to which the Company borrowed $160 million. On November 21, 1996, in accordance with the Credit Agreement, such borrowings were placed with various financial institutions. The Acquisition was accounted for using the purchase method. As a result, the assets and liabilities of the Company were recorded at their approximate fair values as of October 1, 1996. As part of the Acquisition, Rust International retained liability for certain tax, legal, environmental and other contingencies related to periods prior to October 1, 1996.

The Company recorded a liability of approximately $1,200,000 on October 1, 1996, as part of the acquisition cost in connection with management's decision to exit and relocate certain offices and to involuntarily terminate or relocate certain employees. The Company substantially completed its restructuring activities in 1997. Charges to the liability were $900,000 for the year ended December 31, 1997. As of December 31, 1998 and 1997, the balance of the liability was $0 and $100,000, respectively.

On the date of the purchase, Rust International retained a 19.9% interest in the Company. Accordingly, a "Predecessor Basis Adjustment" of $13,038,000 was recorded to the acquired assets and stockholder's equity reflecting the historical carrying value of the retained ownership interest in the sold assets.

The following table presents pro forma information for the Company for the year ended December 31, 1996, assuming the acquisition had taken place on January 1, 1996 (in thousands).

                                           Unaudited
                                           ---------
          Revenue                          $169,181
          Net income                          3,352

The pro forma amounts have been derived from the results for Rust Scaffold Services, Inc. and subsidiary for the nine months ended September 30, 1996, and for the Company for the three months ended December 31, 1996, plus certain adjustments: an increase of interest expense of $3,470,000 and an increase in depreciation and amortization of $4,218,000, as well as the related tax impact. These amounts are not necessarily indicative of the results the Company would have achieved for the full year had the Acquisition occurred on January 1, 1996.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

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

Revenue Recognition

The Company recognizes contract revenue on the percentage-of-completion basis with losses recognized in full when identified. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to costs and income. Substantially all of the Company's contracts are completed in less than six months. Other revenues are recognized when the services are performed.

Rental and Sales of Scaffolding

For the years ended December 31, 1998 and 1997, and the three months ended December 31, 1996, revenues from the rental of scaffolding were $50,137,000, $40,847,000 and $11,230,000, respectively.

The Company periodically sells scaffolding to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense the net book value of the scaffolding. Net book value is determined, assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis. Revenues and gross profit from sales of scaffolding were $5,757,000 and $1,493,000, respectively, for the year ended December 31, 1998, $7,714,000 and $3,174,000, respectively for the year ended December 31, 1997, $1,395,000 and $567,000 respectively for the three months ended December 31, 1996.

Cash and Cash Equivalents

The Company considers all short-term deposits purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment (including major repairs and improvements that extend the useful life of the asset) are capitalized and stated at cost. Ordinary maintenance and repairs of equipment are charged to expense. The cost of property and equipment is depreciated over the estimated useful lives on the straight-line method as follows:

     Buildings                        10 to 30 years
     Vehicles and other equipment     3 to 8 years
     Scaffolding equipment            2 to 20 years
     Leasehold improvements           Life of the applicable lease or life of
                                      the improvement, whichever is shorter

For the years ended December 31, 1998 and 1997, and the three months ended December 31, 1996, depreciation expense was $16,509,000, $12,325,000 and $2,899,000, respectively.

Deferred Financing Costs

In connection with the Acquisition, the Company deferred financing costs totaling $7,212,000. Of this amount, $588,000 was allocated to borrowings for the period October 1, 1996, to November 21, 1996, and was charged to expense during that period. The remaining $6,624,000 was allocated to the term loans and is being amortized over the life of the Credit Agreement. In 1998, the Company recorded an extraordinary loss of $4.3 million to write off deferred financing costs related to the early extinguishment of debt. For the three months ended December 31, 1996, and the year ended December 31, 1997, amortization of deferred financing costs, included in interest expense, was $668,000 and $969,000, respectively. For the year ended December 31, 1998, amortization expense was $725,000. Accumulated amortization was $924,000, $1,637,000 and $969,000 as of December 31, 1998, 1997 and 1996, respectively.
In connection with the February 1998 issuance of senior notes, the Company incurred financing fees and expenses of $4.8 million, which were deferred and are being amortized over 10 years. Of these fees, $3.9 million related to commissions.

Derivative Financial Instruments

The Company uses an interest rate collar to hedge its exposure to interest rate fluctuations. The collar has the effect of establishing a maximum and a minimum interest rate on a portion of the Company's underlying variable rate debt obligations. The maximum and minimum interest rates associated with the interest rate collar are 8.50% and 5.69%, respectively, and the notional amount at December 31, 1997, was $75 million. In 1998, the Company reduced the interest rate collar's notional amount to $30 million resulting in an expense of $599,000 related to this transaction. In 1997, the existence of this hedge had no impact on the financial position, results of operations or cash flows of the Company.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

Foreign Operations

The assets and liabilities of the Company's wholly owned foreign subsidiary, Brand Scaffold Services of Canada, Inc. are translated at the rates of exchange in effect on the balance sheet date while income statement accounts are translated at the average exchange rate in effect during the period. The resulting translation adjustments are charged or credited to the cumulative translation adjustment account included in stockholder's equity (deficit). Revenue from the Canadian operation and scaffolding equipment in Canada are less than 10% of the consolidated totals for the Company.

4.  NOTES RECEIVABLE:

Notes receivable result from scaffolding sales. As of December 31, 1998 and 1997, approximately $891,000 and $1,144,000 of such notes maturing in 3 to 5 years were outstanding with interest rates ranging from 9.75% to 11.00% and 8% to 10.25%, respectively.

5.  INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary because those earnings are considered to be permanently invested. If the reinvested earnings were to be remitted, the U. S. income taxes under current law would be immaterial.

For the years ended December 31, 1998 and 1997, such provision consisted of a deferred domestic tax benefit of $238,000 and $287,000, current foreign tax expense of $42,000 and $167,000, and deferred foreign tax expense of $196,000 and $120,000, respectively. For the three months ended December 31, 1996, the Company's income tax provision consisted of deferred domestic taxes of $420,000 and current foreign taxes of $105,000.

The reconciliation of the statutory federal income tax (benefit) expense on the Company's pretax income (loss) to the actual provision for income taxes for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, are as follows (in thousands):

                                                  1998      1997    1996
                                                  ----      ----    ----

     Statutory federal income taxes             $(1,333)  $(1,869)  $ 417
     State and local taxes, net of federal         (251)     (174)     45
     Foreign taxes                                   54       287      35
     Valuation allowance                          1,240     1,918       -
     Other                                          290      (162)     28
                                                -------   -------   -----
                Provision for income taxes      $  -      $  -      $ 525
                                                =======   =======   =====

The components of the net deferred income tax liability as of December 31, 1998 and 1997, are as follows (in thousands):

                                                       1998        1997
                                                       ----        ----
     Deferred tax assets:
        Accrued liabilities                         $   4,274   $   3,152
        Property and equipment                          1,670           -
        Net operating loss carryforward                34,401      26,371
        Valuation allowance                            (8,336)     (7,096)
                                                    ---------   ---------
                 Deferred tax assets                $  32,009   $  22,427
                                                    ---------   ---------

                                                       1998        1997
                                                       ----        ----
     Deferred tax liabilities:
        Note receivable from WMI                    $    (870)   $ (1,950)
        Property and equipment                        (33,014)    (22,517)
                                                    ---------    --------
                 Deferred tax liabilities           $ (33,884)   $(24,467)
                                                    ---------    --------

     Deferred income tax liability, net             $  (1,875)   $ (2,040)
                                                    =========    ========

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 1998, a valuation allowance of $8,336,000 was recorded, which increased $1,240,000 for the year ended December 31, 1998. As of December 31, 1997, a valuation allowance of $7,096,000 was recorded, which increased $1,918,000 for the year ended December 31, 1997.

At December 31, 1998 and 1997, the Company had net operating loss carryforwards for federal income tax purposes of $86,001,000 and $65,928,000 which expire in various years between 2011 and 2018.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The major components of accounts payable and accrued expenses as of December 31, 1998 and 1997, are as follows (in thousands):

                                                      1998         1997
                                                    --------     --------
     Accounts payable                               $  4,024     $  4,186
     Payroll and related accruals                      6,419        3,945
     Workers compensation and health benefit
       liabilities                                     6,304        3,717
     Accrued interest                                  5,128          785
     Other                                             1,579        1,911
                                                    --------     --------
                                                    $ 23,454     $ 14,544
                                                    ========     ========

7.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATION:

Notes payable and capital lease obligation as of December 31, 1998, are as follows (in thousands):

     Notes payable                                                $ 1,375
     Capital lease obligation                                       3,632
                                                                  -------
                                                                    5,007

     Less-  Current portion                                           831
                                                                  -------
                                                                  $ 4,176
                                                                  =======

Notes payable consist of several promissory notes with interest rates of 8.5%. Future principal payments total $283,000 for 1999, $283,000 for 2000, $283,000 for 2001, $283,000 for 2002 and $193,000 for 2003.

8.  DEBT AND BORROWING ARRANGEMENTS:

At December 31, 1998 and 1997, long-term debt consisted of the following (in thousands):

                                                      1998        1997
                                                   ----------    ---------
     Term loans                                    $   28,500    $ 149,750
     10-1/4% Senior Notes                             130,000            -
                                                   ----------    ---------
                                                      158,500      149,750

     Less-  Current portion                             5,000        9,500
                                                   ----------    ---------
                 Long-term debt                    $  153,500    $ 140,250
                                                   ==========    =========

In 1996, in connection with the Acquisition, the Company entered into a Credit Agreement which provides for Term Loan Commitments under Senior Secured Credit facilities totaling $160 million, and a Revolving Loan Commitment totaling $30 million. In February 1998, the Company issued $130 million of 10-1/4% Senior Notes due February 2008. The offering was underwritten by DLJ. The proceeds of this offering were used to repay $120 million of the Term Loans outstanding under the Credit Agreement. In addition, in February 1998, the Company amended the Credit Agreement to reduce the total facility to $60 million. This amendment included revisions to certain covenant requirements. In connection with the Credit Agreement, the Company incurred administrative and commitment fees, included in interest expense, of $208,000, $216,000 and $60,000, for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, respectively.

Maturities of long-term debt as of December 31, 1998, are as follows (in thousands):

          Year
          ----
          1999                            $   5,000
          2000                                6,000
          2001                                8,500
          2002                                9,000
          2003                                    -
          Thereafter                        130,000
                                          ---------
                                          $ 158,500
                                          =========

Interest rates are determinable under the Credit Agreement based upon certain market "Base Rates" or LIBOR, plus an "Applicable Margin" of between 1.75% to 3.5%. The Applicable Margins for Tranche B and Tranche C loans are fixed while those for Tranche A loans ($28,500,000, $51,000,000 and $58,250,000 as of
December 31, 1998, 1997 and 1996, respectively), vary based, generally, on earnings performance. The average interest rate under Term Loans in effect during the years ended December 31, 1998 and 1997, and the three months ended December 31, 1996, was 8.78%, 8.90% and 9.59%, respectively. Interest expense on the Term Loans and the Senior Notes for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, was $17,060,000, $13,984,000 and $3,836,000, respectively.

Revolving loan commitments equal an amount based upon an eligible borrowing base, as defined, with a maximum available limit of $30 million. The loan expires September 30, 2002, and interest rates are based on certain market "Base Rate" or LIBOR plus a margin of between 1.75% and 3.5% (generally based on earnings performance). At December 31, 1998 and 1997, the available borrowing base (which is net of outstanding borrowings) was $16,244,000 and $13,136,000, respectively. As of December 31, 1998 and 1997, amounts borrowed under the revolving loan were $-0- and $4,500,000, respectively. Any borrowings under the revolving loan commitment in excess of $10 million must be repaid once per year, in accordance with the Credit Agreement. Interest expense on the revolving loan for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, was $100,000, $119,000 and $-0-, respectively.

Substantially all assets of the Company are pledged as collateral for the Credit Agreement described above. In addition, the Company is required to comply with various affirmative and negative covenants in the Credit Agreement, including financial covenants requiring certain levels of net worth to be maintained and the achievement of certain financial ratios. The Company was in compliance with the various affirmative and negative covenants at December 31, 1998.

As part of the Acquisition, the Company issued a Subordinated Note (the Subordinated Note) to Rust International totaling $14.5 million due 2008. The Subordinated Note was recorded at its fair value of $4.8 million, assuming an effective interest rate of 18% per annum. On September 30, 1996, Holdings assumed all obligations under the Subordinated Note by making a capital contribution to the Company of $4.8 million, which is included in paid-in capital of the Company. Because Holdings has no revenue generating activities, other than its ownership of the Company, it is likely that the Company's cash flows will service all or part of Holding's obligation under the Subordinated Note. Subject to certain conditions, Holdings has the option of paying interest, calculated annually, through the issuance of additional Subordinated Notes in lieu of cash. Additionally, based on Holdings' financial performance, the Subordinated Note's interest and principal payments may be delayed or accelerated. As a result of interest accretion, Holding's carrying amount of the Subordinated Note is approximately $7,039,000 and $5,965,000 as of December 31, 1998 and 1997, respectively. No principal or interest cash payments were made during 1998, 1997 or 1996.

9.  LEASE OBLIGATIONS:

The Company leases a portion of its operating and office facilities under operating leases. For the years ended December 31, 1998 and 1997, and the three months ended December 31, 1996, rent expense was $1,538,000, $1,334,000 and $271,000, respectively.

The Company leases certain scaffolding equipment under capital leases. The net book value of the scaffolding equipment under capital lease was $3,768,000 as of December 31, 1998. The future minimum lease payments under noncancelable leases as of December 31, 1998, are as follows (in thousands):

                                                 Capital     Operating
     Year                                        Leases       Leases
     ----                                        -------     ---------
     1999                                        $   940      $ 1,753
     2000                                            940        1,319
     2001                                            940        1,177
     2002                                            940          962
     2003                                            610          650
     Thereafter                                       -           638
                                                 -------      -------
          Total minimum lease payments             4,370      $ 6,499
                                                              =======
     Less-  Imputed interest component               738
                                                 -------
          Present value of net minimum lease
            payments                             $ 3,632
                                                 =======

10.  COMMITMENTS AND CONTINGENCIES:

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

The Company has available Letter of Credit Commitments in an amount not to exceed $15 million, of which $8,000,000 and $6,751,000 was outstanding with a bank at December 31, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997, and the three months ended December 31,1996, the Company paid fees related to such commitments (included in interest expense) of $216,000, $134,000 and $20,000, respectively.

11.  SENIOR EXCHANGEABLE PREFERRED STOCK:

The Company has authorized 1,250,000 shares and has issued and outstanding 1,042,460 of Senior Exchangeable Preferred Stock (the "Senior Preferred Stock"). The Senior Preferred Stock is mandatorily redeemable on March 31, 2008, at a redemption price equal to aggregate liquidation value plus unpaid dividends. The liquidation value of each share of Senior Preferred Stock is $25 at issuance. Dividends are calculated quarterly on the liquidation value of such shares at 14.5% annually. For the five-year period ended September 30, 2001, such dividends accrete on a compounded basis and increase the liquidation value. Dividends are payable in cash subsequent to this date. For the years ended December 31, 1998 and 1997, and the three months ended December 31, 1996, dividends of $4,767,000, $4,172,000 and $906,000, were accreted. As a result, the loss attributable to common stockholders for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, was $8,512,000, $9,513,000 and $241,000, respectively.

The Senior Preferred Stock carries no voting rights, but its holders have certain defined rights upon certain events occurring. In the event of a change in control of the Company, each holder of Senior Preferred Stock will have the right to require the Company to repurchase its shares at 101% of the liquidation value. The Company may redeem the Senior Preferred Stock at certain premiums to the liquidation value at any time after September 30, 2001 or upon the occurrence of an initial public offering of the Company's common stock prior to September 30, 1999. Additionally, at the option of the Company, the Senior Preferred Stock is exchangeable into 14.5% Subordinated Exchange Debentures due 2008, under certain conditions.

12. STOCKHOLDER'S EQUITY (DEFICIT):

The Company has authorized, issued and outstanding 100 shares of $.01 par common stock. All of the common stock of the Company is owned by Holdings.

13.  PARENT COMPANY TRANSACTIONS:

Holdings has authorized 15,000,000 shares and issued and outstanding 13,373,356 shares of $.01 par common stock.

As part of the Acquisition, on September 30, 1996, Holdings and Carlisle agreed upon a grant of options to Carlisle (the "Carlisle Options") to acquire 918,750 shares of Holdings' common stock. The Carlisle Options fall into three categories, each with different vesting terms: time based, performance based, and path dependent (for which vesting is contingent upon certain measurements of the value of the Company). Substantially all of the value of the Carlisle Options was considered a cost of the Acquisition and pushed down to the Company's financial statements.

In 1998 and 1997, Holdings made a capital contribution to the Company of $48,000 and $873,000, respectively, representing cash and notes received by the Company from the sale of Holdings' common stock to certain directors, officers and employees of the Company. At December 31, 1998 and 1997, certain officers and employees of the Company have outstanding promissory notes in the aggregate amount of $336,000 and $336,000, which were issued to the Company as consideration for a portion of the above Holdings' common stock. The notes earn interest at 7.03% and mature on 2002. These notes are secured by shares owned by such officers and employees.

In 1997, the Board of Directors of Holdings approved a stock option plan for key employees of the Company. During 1998 and 1997, Holdings granted certain employees options to acquire 23,000 and 889,000 shares of Holding's common stock, respectively. The options were granted with an exercise price of $1.00 per share which management believes approximated the fair value of Holdings' common stock at the date of grant. The options vest over a maximum of ten years and a minimum of five years provided certain performance criteria are met. Unvested options are subject to forfeiture, upon employee termination, as defined. Additionally, any shares acquired upon exercise are subject to repurchase rights of the Company upon termination of employment, as defined. Upon a change of control, as defined, all unvested options will vest. In 1998 and 1997, no options were canceled or exercised. As of December 31, 1998 and 1997, there were 889,000 and 912,000 options outstanding and 88,900 and 177,800, options exercisable, respectively. The weighted average exercise price for the options outstanding in 1998 and 1997 is $1.00.

The Company adopted the disclosure-only provisions under SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123"). The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation cost for these options been determined consistent with SFAS 123, the Company's net loss would reflect the following for the year ended December 31 (in thousands):

             Net Loss                             1998       1997
             --------                             ----       ----

          As reported                           $(3,745)   $(5,341)
          Pro forma                              (3,786)    (5,384)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997; dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.5% and an expected life of seven years. The fair value of the options granted in 1998 and 1997 was $.44 and $.45 per option, respectively.

In accordance with the Shareholder's Agreement of Holdings, in the event any shareholder desires to transfer any shares of Holdings to a third party prior to September 30, 2001, such shareholders must first offer such shares to the other shareholders. Also, certain shareholders engaged in a transfer of shares to a third party have the right to compel the other shareholders to sell a proportionate share of their holdings to the third party, as defined.

14. RELATED-PARTY TRANSACTIONS:

Certain shareholders of Holdings receive a quarterly Management Advisory Fee in return for management, advisory and other services rendered. Such fees totaled $500,000, $500,000, $125,000, for the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, respectively.

In connection with the Acquisition, the Company entered into a Transitional Services Agreement with WMI and Rust International. In consideration of certain services to be rendered by the Company and the licenses and preferred customer status granted by the Company, WMI shall pay to the Company $725,000 per quarter through September 30, 1999 ($8.7 million in total). The Company recorded $7,437,500 as a note receivable from WMI in purchase accounting. The balance of $1,262,500 is being accounted for as a reduction to the Company's operating expenses in the period the aforementioned services are provided. For the years ended December 31, 1998 and 1997, the Company received $2,900,000 and $2,900,000, respectively, in cash and reduced its note receivable by $2,700,000 and $2,200,000, respectively. For the years ended December 31, 1998 and 1997, and for the three months ended December 31, 1996, operating expenses were reduced by $200,000, $700,000 and $362,000, respectively.

15.  EMPLOYEE BENEFIT PLAN:

In 1997, the Company established the Brandshare 401(k) Savings Plan and Profit Sharing Plan. Substantially all employees are eligible to participate in the Plan. Participants may elect to defer 2% to 15% of their salary. The Company, at its sole discretion, may make matching contributions to the Plan. For the years ended December 31, 1998 and 1997, the Company expensed $345,000 and $318,000, respectively, for contributions to the Plan.

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents--The carrying amounts approximate fair value.

Notes Receivable--The fair value of notes receivable are based on discounted future cash flows at current interest rates.

Revolving Loan--The carrying amounts of the borrowings under the Credit Agreement approximate their fair value because such borrowings carry variable interest rates.

Term Loans--The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

Senior Notes--The fair value of the senior notes is based on market rates obtained from dealers.

Interest Rate Hedge--The fair values of interest rate collars are the amounts at which they could be settled, based on estimates obtained from dealers.

14.5% Senior Exchangeable Preferred Stock--The liquidation amounts plus accreted dividends approximate fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997, are as follows:

                                                                     1998                       1997
                                                            -----------------------   -----------------------
                                                            Carrying       Fair       Carrying        Fair
                                                             Amount        Value       Amount         Value
                                                            --------     ----------   --------      ---------

     Cash and cash equivalents                              $  3,125     $    3,125   $  2,217      $   2,217
     Notes receivable                                            891            891      1,144          1,192
     Revolving loan                                                -              -      4,500          4,500
     Term loans                                               28,500         28,500    149,750        149,750
     Senior notes                                            130,000        123,500          -              -
     Notes payable and capital lease obligation                5,007          5,007          -              -
     Interest rate hedge                                           -           (259)         -           (298)
     14.5% Senior exchangeable preferred stock                35,907         35,902     31,140         31,140


17.  ACQUISITIONS:

In September 1998, Brand acquired the operating assets of Scaffold Rental and Erection ("SRE") for a purchase price net of cash acquired, of $4.2 million ($400,000 of cash and $3.8 million in notes payable and capital lease obligations). The excess cost of assets acquired over the amounts assigned to net tangible assets at the date of acquisition was $100,000. SRE is an Atlanta based company that provides scaffolding services to industrial customers primarily in the southeastern states.

In October 1998, Brand acquired the operating assets of The Brook Company,
Ltd. ("Brook") for a purchase price net of cash acquired of $3.1 million ($1.7 million of cash and $1.4 million in notes payable). There was no excess cost of assets acquired over the amounts assigned to net tangible assets at the date of the acquisition. Brook is a New Orleans based specialty provider of temporary structures and enclosures for the special events market.

18.  ACCOUNTING STANDARD NOT YET IMPLEMENTED:

In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Exhibit
Number                                  Description

 3.1       -   Certificate of Incorporation of the Registrant(1)
 3.2       -   Certificate of Amendment of Certificate of Incorporation of the
               Registrant(1)
 3.3       -   Amended and Restated By-Laws of Brand Scaffold Services, Inc.(1)
 4.1       -   Amended and Restated Certificate of Designations, Preferences
               and Rights of 14.5% Senior Exchangeable Preferred Stock due 2008
               (the "Preferred Stock")(1)
 4.2       -   Amended and Restated Shareholders Agreement dated as of
               September 30, 1996, among DLJ Merchant Banking Partners, L.P.,
               DLJ International Partners, C.V., DLJ Offshore Partners, C.V.,
               DLJ Merchant Banking Funding, Inc., Carlisle-Brand Investors,
               L.P., Rust Industrial Services Inc., DLJ Brand Holdings, Inc.
               ("Holdings"), Brand Scaffold Services, Inc. and Certain
               Individuals(1)
 4.3       -   Stock Option Agreement dated as of March 4, 1997, between
               Holdings and Carlisle Group, L.P.(1)
 4.4       -   Indenture dated as of February 25, 1998, between the Company, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company's 10-1/4% Senior Notes due 2008 (the "Notes")(1)
 4.5       -   Registration Rights Agreement, dated as of February 25, 1998, between the Company and Donaldson Lufkin & Jenrette Securities
               Corporation ("DLJSC"), as initial purchaser, relating to the
               Notes(1)
 4.6       -   Registration Rights Agreement dated as of March 2,
               1998, by and between the Company and DLJSC, relating to the
               Preferred Stock(1)
 4.7       -   Form of Indenture relating to the Company's 14.5% Junior
               Subordinated Exchange Debentures due 2008(2)
 5         -   Opinion of Davis Polk & Wardwell, Counsel of the Registrant,
               regarding the validity of the securities being registered(2)
10.1       -   Credit Agreement dated as of September 30, 1996, among
               Brand Scaffold Services, Inc., the Banks party thereto, DLJ
               Capital, as Syndication Agent, and Bank of America, as
               Administrative Agent(1)
10.2       -   Purchase Agreement dated as of February 25, 1998, by and between the Company and DLJSC, as initial purchaser, relating to the
               Notes(1)
10.3       -   The Amended and Restated Transaction Agreement dated as of
               September 18, 1996 among DLJ Merchant Banking Partners, L.P.,
               DLJ International Partners, C.V., DLJ Offshore Partners, C.V.,
               DLJ Merchant Banking Funding, Inc., Carlisle Enterprises, L.P.,
               Holdings, the Company, Brand Scaffold Builders, Inc., Brand
               Scaffold Rental & Erection, Inc. 702569 Alberta Ltd., Rust
               International Inc., Rust Industrial Services Inc., Rust Scaffold
               Services Inc., Rust Scaffold Builders Inc., and Rust Scaffold &
               Erection Inc.(1)
10.4       -   Employment Agreement dated as of October 1, 1996, between the
               Company and John M. Monter(1)
10.5       -   Employment Agreement dated as of July 29, 1996, between the
               Company and James "Marty" McGee(1)
10.6       -   Employment Agreement dated as of July 29, 1996, between the
               Company and Ronald W. Moore(1)
10.7       -   Employment Agreement dated as of July 29, 1996, between the
               Company and Otto K. Knoll(1)
10.8       -   Offer Letter dated as of March 30, 1998, between the Company and
               Ian R. Alexander(1)
12         -   Statement of Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Stock Dividends(3)
21         -   Subsidiaries of the Registrant(1)
27         -   Financial Data Schedule(3)

(1) Incorporated herein by reference to exhibit of the same number in the Registrant's Registration Statement on Form S-1, Registration
     Number 333-56817.

(2)  Previously filed with the SEC

(3)  Filed herewith