Form 10-Q
period 1999-03-31
BRAND SCAFFOLD SERVICES INC
filed 1999-05-11
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to ______________

                        Commission file number 333-56813

                          BRAND SCAFFOLD SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  13-3909681
(State or other jurisdiction of incorporation or        (I.R.S. employer
                 organization)                          identification no.)

15450 South Outer 40, #270, Chesterfield, MO                    63017
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (314) 519-1000

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

  Class of Common Stock                        Outstanding at April 30, 1999
    $.01 Par Value                                      100 shares

                                     Page 1
                                      INDEX

                                                                                     Page

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated  Statements  of  Operations  for the Three Months Ended
             March 31, 1999 and 1998                                                   2

             Consolidated Balance Sheets at March 31, 1999 and December 31, 1998
                                                                                       3-4

             Consolidated  Statements  of Cash Flows for the Three  Months  Ended
             March 31, 1999 and 1998                                                   5-6

             Notes to Consolidated Financial Statements                                7-9

    Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and
             Results of Operations                                                     10-13

PART II - OTHER INFORMATION

    Item 6. (a) Exhibits                                                               14
            (b) Reports on Form 8-K

      SIGNATURES                                                                       14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
             Consolidated Statements of Operations
                         (In thousands)

                                                   Three Months Ended
                                                        March 31
                                                      (unaudited)
                                               --------------------------
                                                  1999          1998
                                               --------------------------

Revenue ......................................   $ 59,127    $ 50,690
Operating expenses ...........................     45,830      38,814
                                               --------------------------
  Gross profit ...............................     13,297      11,876
Selling and administrative expenses ..........      7,935       5,986
                                               --------------------------
  Operating income ...........................      5,362       5,890
Interest expense .............................      4,479       4,057
Interest income ..............................        (37)       (125)
                                               --------------------------
  Pretax income (loss) .......................        920       1,958
Provision for income tax .....................       --          --
                                               --------------------------
  Income (loss) before extraordinary loss ....        920       1,958

Extraordinary loss on debt extinguishment, net
  of tax of $0 ...............................       --         4,329
                                               --------------------------
  Net income (loss) ..........................        920      (2,371)
Less accretion of preferred stock dividends ..     (1,302)     (1,128)
                                               ==========================
  Net (loss) applicable to common stock ......   $   (382)   $ (3,499)
                                               ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                        March
                                                       31, 1999   December
                                                     (unaudited)  31, 1998
                                                     ---------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................   $  3,191   $  3,125
  Trade accounts receivable, net of allowance for
    doubtful accounts: 1999, $945; 1998, $812 ......     36,192     31,485
  Costs and estimated earnings in excess of billings
    on uncompleted contracts .......................      2,364      2,056
  Notes receivable, current portion ................        175        132
  Note receivable from WMI, current portion ........      1,450      2,175
  Other current assets .............................      2,424      3,192
                                                       -------------------
      Total current assets .........................     45,796     42,165
PROPERTY AND EQUIPMENT:
  Land .............................................      1,639      1,633
  Buildings ........................................      2,452      2,284
  Vehicles and other equipment .....................     14,614     11,281
  Scaffolding equipment ............................    179,884    172,970
  Leasehold improvements ...........................        887        853
                                                       -------------------
    Total property and equipment, at cost ..........    199,476    189,021
  Less-Accumulated depreciation and amortization ...     32,006     27,421
                                                       -------------------
      Total property and equipment, net ............    167,470    161,600
                                                       -------------------
OTHER ASSETS:
  Intangible assets, net ...........................      1,161      1,186
  Deferred financing costs, net ....................      5,307      5,350
  Note receivable from WMI, net of current portion .         --         --
  Notes receivable, net of current portion .........        648        759
                                                       -------------------
      Total other assets ...........................      7,116      7,295
                                                       ===================
TOTAL ASSETS .......................................   $220,382   $211,060
                                                       ===================

The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                           March
                                                          31, 1999        December
                                                         (unaudited)      31, 1998
                                                         --------------------------
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Revolving loan .......................................   $  14,500    $    --
  Current maturities of long-term debt .................       5,250        5,000
  Accounts payable .....................................       2,370        4,026
  Accrued expenses -
    Payroll and related accruals .......................       4,323        6,419
    Workers compensation and health benefits ...........       7,566        6,304
    Other ..............................................       4,952        7,536
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ...........................         840          800

                                                           ----------------------
      Total current liabilities ........................      39,801       30,085
                                                           ----------------------
LONG-TERM DEBT .........................................     152,000      153,500
                                                           ----------------------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATION .............       3,965        4,176
                                                           ----------------------
DEFERRED INCOME TAXES ..................................       1,936        1,875
                                                           ----------------------

  14.5% SENIOR EXCHANGEABLE
    PREFERRED STOCK ....................................      37,209       35,907
                                                           ----------------------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares
    authorized, issued and outstanding .................          --           --
  Paid-in capital ......................................      18,520       18,525
  Receivable from sale of Holding's Common Stock .......        (336)        (336)
  Predecessor basis adjustment .........................     (13,038)     (13,038)
  Cumulative translation adjustment ....................      (1,027)      (1,368)
  Accumulated deficit ..................................     (18,648)     (18,266)
                                                           ----------------------
    Total stockholder's equity (deficit) ...............     (14,529)     (14,483)
                                                           ======================
    Total liabilities and stockholder's equity (deficit)   $ 220,382    $ 211,060
                                                           ======================

The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Three months ended
                                                               March 31 (unaudited)
                                                         ----------------------------
                                                              1999            1998
                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $     920    $  (2,370)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities -
    Depreciation and amortization ......................       4,626        3,334
    Extraordinary loss .................................        --          4,329
    Gain on sale of fixed assets  other than scaffolding .        (7)        --
Changes in operating assets and liabilities -
   Trade accounts receivable, net ......................      (4,685)      (7,895)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts .........................        (305)         614
    Notes receivable ...................................         720           38
    Scaffolding equipment ..............................         836          938
    Accounts payable ...................................      (1,658)        (583)
    Accrued expenses ...................................      (3,336)       3,278
    Billings in excess of costs and estimated earnings
      on uncompleted contracts .........................          40          (54)
    Other ..............................................         768       (1,956)
                                                           ----------------------
        Net cash used by operating activities ..........      (2,081)        (329)
                                                           ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...................     (10,967)      (3,589)
  Receipts on note receivable from WMI .................          73          675
  Proceeds from sales of property and equipment
  other than scaffolding ...............................           7            1
   Redemption of Parent Company Stock ..................          (5)
                                                                               --
                                                           ----------------------
       Net cash used by investing activities ...........     (10,892)      (2,913)
                                                           ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .........................        --        130,000
  Payments of long-term debt ...........................      (1,250)    (119,750)
  Borrowings/(payments) of revolving loan ..............      14,500       (3,500)
  Debt issuance financing costs ........................        --         (4,408)
  Payments on capital lease obligation .................        (211)        --
                                                           ----------------------
      Net cash provided by financing activities ........      13,039        2,342
                                                           ----------------------
INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................          66         (900)
CASH AND CASH EQUIVALENTS, beginning of
  Period ...............................................       3,125        2,217
                                                           ======================
CASH AND CASH EQUIVALENTS, end of period ...............   $   3,191    $   1,317
                                                           ======================

The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                                          Three months ended
                                                                         March 31 (unaudited)
                                                                    ------------------------------
                                                                         1999            1998
                                                                    -------------- ---------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                         $ 7,585         $ 3,113
                                                                        =======================

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends .                 $ 1,302         $ 1,129
                                                                        =======================


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three months ending March 31, 1999 and 1998. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

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

3. Debt and Borrowing Arrangements
At March 31, 1999 and December 31, 1998 long term-debt consisted of the following (in thousands):


                                                     March
                                                    31, 1999    December
                                                  (unaudited)   31, 1998
                                                 -------------------------
Revolving Loans ..........................           $ 14,500        --
Term Loans ...............................             27,250      28,500
10 1/4% Senior Notes .....................            130,000     130,000
  Less Current Portion ...................             19,750       5,000
                                                 =========================
Long-Term Debt ...........................           $152,000    $153,500
                                                 =========================

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

5. Comprehensive Income
For the three months ended March 31, 1999 and 1998, comprehensive income (loss) was $1.3 million and $(2.2) million, respectively.

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

7. Subsequent Events
In April 1999, the Company acquired the operating assets of Philip Scaffold Corporation ("Philip"). Philip is a Denver based company that provides scaffolding services to industrial customers primarily in the rocky mountain region of the U.S.

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

Results of Operations

Revenues - Revenues for the three months ended March 31, 1999 increased 16.6% to $59.1 million from $50.7 million for the same period in 1998. Labor revenue increased 18.4% to $43.9 million for the three months ended March 31, 1999 as compared to the same period in 1998. Rental revenue increased 12.7% to $13.6 million for the first quarter of 1999 compared to the same period in 1998. The increase in revenues was primarily attributable to increased activity in the industrial scaffolding market. The southeast and northern portions of the country had the strongest revenue gains compared to 1998 with 27.7% and 31.7% increases, respectively.

Gross Profit - Gross profit for the three months ended March 31, 1999 increased 12.0% to $13.3 million from $11.9 million for the same period in 1998. Labor gross profit (labor revenue less labor cost) increased 30.7% to $7.0 million for the three months ended March 31, 1999 as compared to the same period in 1998. Gross profit as a percentage of revenue decreased slightly for the three month period ended March 31, 1999 as compared to the same period in 1998, decreasing to 22.5% from 23.4%. Much of the increased revenue was from industrial projects requiring a high percentage of labor, thus causing overall profit margins to be lower.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended March 31, 1999 increased 32.6% to $7.9 million from $6.0 million for the same period in 1998. Selling and administrative expenses as a percentage of revenue for the three months ended March 31, 1999 increased to 13.4% from 11.8% for the same period in 1998. The increase in expense was primarily attributable to increased salaries and related payroll taxes, as well as several other charges that were related to an annual manager's meeting and increased telecommunication costs.

Operating Income - As a result of the above, operating income for the three months ended March 31, 1999 decreased 9.0% to $5.4 million from $5.9 million for the same period in 1998.

Interest Expense - Interest expense for the three months ended March 31, 1999 increased 10.4% to $4.5 million from $4.1 million for the same period in 1998. For the quarters ended March 31, 1999 and 1998, the weighted average interest rate was 9.8% and 9.4%, respectively. The increase in expense is due to a higher outstanding debt balance and a higher weighted average interest rate on outstanding debt.

Extraordinary Items (net of tax) - Extraordinary items for the three months ended March 31, 1999 and 1998 were $0 and $4.3 million respectively. This extraordinary charge represents the write off of the pro rata share of deferred financing costs related to the portion of the Term Loans repaid with proceeds from the issuance of the 10 1/4% Senior Notes in February, 1998.

Net Income (Loss) - Net income (loss) for the three months ended March 31, 1999 and 1998 was $.9 million and $(2.4) million respectively. The net loss in 1998 is attributable to the extraordinary charge discussed above.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Bank Facility to fund its operations, capital expenditures, and working capital requirements. As of March 31, 1999 and 1998, the Company had working capital of $6.0 million and $19.5 million, respectively and cash of $3.2 million and $1.3 million, respectively.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the three months ended March 31, 1999, total capital expenditures were $11.0 million of which expansion capital expenditures accounted for $7.4 million.

The other major uses of cash were the payment of interest on long term debt and principal on term loans. For the three months ended March 31, 1999 interest payments were $7.6 million and principal payments were $1.3 million.

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

The Company's Year 2000 compliance program is divided into seven major projects as shown in the table below:

                                                                                   Percent
                                                                                 Complete as
                                                                                of March 31,
                                                                                    1999
                        Year 2000 Project                       Time Frame
      ----------------------------------------------------------------------------------------

      Review IT system infrastructure                          05/98 - 07/98              100
      Review non-IT systems                                    06/98 - 08/98              100
      Upgrade non-IT systems                                   07/98 - 10/99               40
      Upgrade PBX/phone systems                                11/98 - 09/99               50
      PC workstation review and upgrade                        07/98 - 08/99               50
      Update core business distributed systems                 04/98 - 07/98              100
      Update core business centralized systems                 07/98 - 05/99               60



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


                          BRAND SCAFFOLD SERVICES, INC.

Date:  May _, 1999         /s/ John M. Monter
                           -----------------------------------------------------
                           John M. Monter
                           Chief Executive Officer, President


Date:  May _, 1999         /s/ Ian Alexander
                           -----------------------------------------------------
                           Ian Alexander
                           Chief Financial Officer,
                           Vice President, Finance