Form 10-Q
period 1999-06-30
BRAND SCAFFOLD SERVICES INC
filed 1999-08-05
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

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

    Class of Common Stock                         Outstanding at July 31, 1999
       $.01 Par Value                                      100 shares

                                      INDEX


                                                                                         Page

PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated  Statements of Operations  for the Three and Six Months
                   Ended June 30, 1999 and 1998                                          2

                   Consolidated Balance Sheets at June 30, 1999 and December 31, 1998
                                                                                         3-4

                   Consolidated  Statements of Cash Flows for the Six Months Ended June
                   30, 1999 and 1998                                                     5-6

                   Notes to Consolidated Financial Statements                            7-9

          Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and
                   Results of Operations                                                 10-14

PART II - OTHER INFORMATION

          Item 6.  (a) Exhibits                                                          15
                   (b) Reports on Form 8-K

      SIGNATURES                                                                         15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30                               June 30
                                                                 (unaudited)                           (unaudited)
                                                         ------------------------------------------------------------------
                                                            1999               1998              1999               1998
                                                         ------------------------------------------------------------------

Revenue ........................................         $  53,936          $  49,965          $ 113,063          $ 100,655
Operating expenses .............................            41,937             37,841             87,767             76,655
                                                         ------------------------------------------------------------------
  Gross profit .................................            11,999             12,124             25,296             24,000
Selling and administrative expenses ............             8,081              6,283             16,016             12,269
                                                         ------------------------------------------------------------------
  Operating income .............................             3,918              5,841              9,280             11,731
Interest expense ...............................             4,574              4,364              9,053              8,359
Interest income ................................                (3)               (41)               (40)              (104)
                                                         ------------------------------------------------------------------
  Pretax income (loss) .........................              (653)             1,518                267              3,476
Provision for income tax .......................              --                 --                 --                 --
                                                         ------------------------------------------------------------------
  Income (loss) before extraordinary loss ......              (653)             1,518                267              3,476
Extraordinary loss on debt extinguishment, net
  of tax of $0 .................................              --                 --                 --                4,329
                                                         ------------------------------------------------------------------
  Net income (loss) ............................              (653)             1,518                267               (853)
Less accretion of preferred stock dividends ....            (1,349)            (1,172)            (2,651)            (2,300)
                                                         ------------------------------------------------------------------
  Net income (loss) applicable to common stock .         $  (2,002)         $     346          $  (2,384)         $  (3,153)
                                                         ==================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                               June 30,
                                                                 1999         December 31,
                                                              (unaudited)        1998
                                                             -----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................         $      978       $      3,125
  Trade accounts receivable, net of allowance for
    doubtful accounts: 1999, $734; 1998, $812 ......             30,164             31,485
  Costs and estimated earnings in excess of billings
    on uncompleted contracts .......................              1,292              2,056
  Notes receivable, current portion ................                192                132
  Note receivable from WMI, current portion ........                725              2,175
  Other current assets .............................              2,400              3,192
                                                             -----------------------------
      Total current assets .........................             35,751             42,165
PROPERTY AND EQUIPMENT:
  Land .............................................              1,644              1,633
  Buildings ........................................              2,717              2,284
  Vehicles and other equipment .....................             16,174             11,281
  Scaffolding equipment ............................            181,397            172,970
  Leasehold improvements ...........................                632                853
                                                             -----------------------------
    Total property and equipment, at cost ..........            202,564            189,021
  Less-Accumulated depreciation and amortization ...             36,640             27,421
                                                             -----------------------------
      Total property and equipment, net ............            165,924            161,600
                                                             -----------------------------
OTHER ASSETS:
  Intangible assets, net ...........................              1,097              1,186
  Deferred financing costs, net ....................              5,149              5,350
  Notes receivable, net of current portion .........                599                759
                                                             -----------------------------
      Total other assets ...........................              6,845              7,295
                                                             -----------------------------
TOTAL ASSETS .......................................         $  208,520       $    211,060
                                                             =============================

The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                       June 30,
                                                                        1999       December 31,
                                                                     (unaudited)      1998
                                                                -------------------------------
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan .......................................         $   1,005          $    --
  Current maturities of long-term debt .................             5,500              5,000
  Accounts payable .....................................             2,437              4,026
  Accrued expenses -
    Payroll and related accruals .......................             4,509              6,419
    Workers compensation and health benefits ...........             8,476              6,304
    Other ..............................................             7,145              7,536
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ...........................               853                800
                                                                 ----------------------------
      Total current liabilities ........................            29,925             30,085
                                                                 ----------------------------
LONG-TERM DEBT .........................................           150,500            153,500
                                                                 ----------------------------
NOTES PAYABLE AND CAPITAL LEASE
OBLIGATION .............................................             3,755              4,176
                                                                 ----------------------------
DEFERRED INCOME TAXES ..................................             1,990              1,875
                                                                 ----------------------------
COMMITMENTS AND CONTINGENCIES
  14.5% SENIOR EXCHANGEABLE
    PREFERRED STOCK ....................................            38,558             35,907
                                                                 ----------------------------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares
    authorized, issued and outstanding .................              --                 --
  Paid-in capital ......................................            18,520             18,525
  Receivable from sale of Holding's Common Stock .......              (336)              (336)
  Predecessor basis adjustment .........................           (13,038)           (13,038)
  Cumulative translation adjustment ....................              (704)            (1,368)
  Accumulated deficit ..................................           (20,650)           (18,266)
                                                                 ----------------------------
    Total stockholder's equity (deficit) ...............           (16,208)           (14,483)
                                                                 ----------------------------
    Total liabilities and stockholder's equity (deficit)         $ 208,520          $ 211,060
                                                                 ============================


The accompanying notes are an integral part of the consolidated financial statements.

                  BAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                      Six months ended
                                                                     June 30 (unaudited)
                                                                ----------------------------
                                                                    1999             1998
                                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................         $     267          $    (853)
  Adjustments to reconcile net income (loss) to net
  Cash provided by operating activities -
    Depreciation and amortization .....................            10,037              6,788
    Extraordinary loss ................................              --                4,329
    Gain on sale of fixed assets other than scaffolding               (36)              --
    Changes in operating assets and liabilities -
    Trade accounts receivable, net ....................             1,362             (5,114)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts ........................               775                 98
    Notes receivable ..................................               100                137
    Scaffolding equipment .............................             1,632              2,167
    Accounts payable ..................................            (1,587)              (249)
    Accrued expenses ..................................               (15)             6,836
    Billings in excess of costs and estimated earnings
      on uncompleted contracts ........................                50                (80)
    Other .............................................               648             (2,105)
                                                                ----------------------------
        Net cash provided by operating activities .....            13,233             11,950
                                                                ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..................           (14,079)            (9,868)
  Payments for acquisitions ...........................              (875)              --
  Receipts on note receivable from WMI ................             1,450              1,350
  Redemption of Parent Company Stock ..................                (5)              --
  Proceeds from sales of property and equipment
    other than scaffolding ............................                45                  4
                                                                ----------------------------
        Net cash used for investing activities ........           (13,464)            (8,514)
                                                                ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ........................              --              130,000
  Payments of long-term debt ..........................            (2,500)          (120,250)
  Borrowings/(payments) of revolving loan .............             1,005             (4,500)
  Debt issuance financing costs .......................              --               (4,799)
  Payments on capital lease obligation ................              (421)              --
                                                                ----------------------------
      Net cash (used for) provided by financing
      activities ......................................            (1,916)               451
                                                                ----------------------------
INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................            (2,147)             3,887
CASH AND CASH EQUIVALENTS, beginning of
period ................................................             3,125              2,217
                                                                ----------------------------
CASH AND CASH EQUIVALENTS, end of period ..............         $     978          $   6,104
                                                                ============================


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)


                                                                  Six months ended
                                                                 June 30 (unaudited)
                                                                ---------------------
                                                                1999            1998
                                                                ---------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid .......................................         $8,505         $3,786
                                                                =====================

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends .         $2,651         $2,300


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1.       Organization and Business
Brand Scaffold Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 64.7% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.2% by Carlisle Enterprises, L.P. ("Carlisle"), 18.4% by Waste Management Industrial Inc. ("WIS") and 7.7% by the directors, officers and employees of the Company. WIS is a subsidiary of Waste Management, Inc. ("WMI").

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

3.       Debt and Borrowing Arrangements
At June 30, 1999 and December 31, 1998 long term-debt consisted of the following (in thousands):


                                 June 30,
                                  1999      December 31,
                               (unaudited)      1998
                               -------------------------
Revolving Loans..............  $     1,005          --
Term Loans...................       26,000        28,500
10 1/4% Senior Notes.........      130,000       130,000
  Less Current Portion.......        6,505         5,000
                               -------------------------
Long-Term Debt...............  $   150,500  $    153,500
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

5.       Comprehensive Income
For the three months ended June 30, 1999 and 1998, comprehensive income (loss) was $(.3) million and $1.2 million, respectively and for the six months ended June 30, 1999 and 1998, comprehensive income (loss) was $.9 million and $(1.0) million, respectively.

6.       Accounting Standard Not Yet Implemented
In June 1998, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15,

2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

7.       Acquisition
In April 1999, the Company acquired the operating assets of Philip Scaffold Corporation ("Philip"). Philip is a Denver based company that provides scaffolding services to industrial customers primarily in the rocky mountain region of the U.S.

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

Results of Operations

Revenues - Revenues for the three months ended June 30, 1999 increased 7.9% to $53.9 million from $50.0 million for the same period in 1998. Revenues for the six month period ended June 30, 1999 increased 12.3% to $113.1 million from $100.7 million for the same period in 1998. Labor revenue increased 11.4% to $39.7 million for the three months ended June 30, 1999 as compared to the same period in 1998 and 15.0% to $83.7 million for the six month period ended June 30, 1999 as compared to the same period in 1998. Rental revenue increased 4.2% to $13.0 million for the second quarter of 1999 compared to the same period in 1998 and 8.4% to $26.6 million for the six month period ended June 30, 1999 as compared to the same period in 1998. The increase in revenues was primarily attributable to the acquisitions made in 1998 and 1999 and the strong revenue growth in the southeast portion of the country.

Gross Profit - Gross profit for the three months ended June 30, 1999 decreased 1.0% to $12.0 million from $12.1 million for the same period in 1998. Gross profit for the six month period ended June 30, increased 5.4% to $25.3 million from $24.0 million for the same period in 1998. Labor gross profit (labor revenue less labor cost) increased 38.6% to $7.4 million for the three months ended June 30, 1999 as compared to the same period in 1998 and 34.7% to $14.5 million for the six month period ended June 30, 1999 as compared to the same period in 1998. Gross profit as a percentage of revenue decreased for the three month period ended June 30, 1999 as compared to the same period in 1998, decreasing to 22.2% from 24.3%. Gross profit as a percentage of revenue for the six month period ended June 30, 1999 decreased to 22.4% from 23.8% for the same period in 1998. This decrease is due to several factors, the first is a 1.7% higher mix of labor revenue to total revenue for the six month period. Labor profit margins are lower than rental and sale profit margins. The increased percentage of labor revenue is therefore causing overall profit margins to be lower. The other significant factor is the increase in depreciation expense of operating assets, for the six month period ending June 30, 1999, depreciation expense for operating assets increased $3.2 million as compared to the same period in 1998. The increased expense is due primarily to the change in the estimated useful life of scaffolding planks from 7 to 2 years in July of 1998. This decrease in the useful life caused an increase of $2.6 million in depreciation expense.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended June 30, 1999 increased 28.6% to $8.1 million from $6.3 million for the same period in 1998. Selling and administrative expenses for the six month period ended June 30, 1999 increased 30.5% to $16.0 million from $12.3 million for the same period in 1998. Selling and administrative expenses as a percentage of revenue for the three month period ended June 30, 1999 increased to 15.0% from 12.6% for the same period in 1998. Selling and administrative expenses as a percentage of revenue for the six month period ended June 30, 1999 increased to 14.2% from 12.2% for the same period in 1998. This increase in expense was primarily attributable to increased salaries, related payroll taxes and benefits. There are also several other factors attributing to this increase including, higher telecommunications expense, an increase in the bonus accrual and the divisions acquired in late 1998 and early 1999 have a higher selling and administrative cost structure than existing divisions.

Operating Income - As a result of the above, operating income for the three months ended June 30, 1999 decreased 32.9% to $3.9 million from $5.8 million for the same period in 1998 and decreased 20.9% for the six months ended June 30, 1999 to $9.3 million from $11.7 million for the same period in 1998.

Interest Expense - Interest expense for the three months ended June 30, 1999 increased 6.3% to $4.6 million from $4.3 million for the same period in 1998. Interest expense for the six month period ended June 30, 1999 increased 8.3% to $9.1 million from $8.4 million for the same period in 1998. The increase is due to a higher weighted average interest rate on all outstanding debt for the six month period and a higher average outstanding debt balance. For the quarters ended June 30, 1999 and 1998, the weighted average interest rate was 9.86% and 9.94%, respectively and for the first six months of 1999 and 1998, the weighted average interest rate was 9.82% and 9.69%, respectively.

Extraordinary Items (net of tax) - Extraordinary items for the six month period ended June 30, 1999 and 1998 were $0 and $4.3 million respectively. This extraordinary charge represents the write off of the pro rata share of deferred financing costs related to the portion of the Term Loans repaid with the proceeds from the issuance of the 10 1/4% Senior notes in February, 1998.

Net Income (Loss) - Net income (loss) for the three months ended June 30, 1999 and 1998 was $(.7) million and $1.6 million respectively, and increased to $.3 million from $(.9) for the six month period ended June 30, 1999 and 1998. The net loss in 1998 is attributable to the extraordinary charge discussed above.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Bank Facility to fund its operations, capital expenditures, and working capital requirements. As of June 30, 1999 and 1998, the Company had working capital of $5.8 million and $18.8 million, respectively and cash of $1.0 million and $3.1 million, respectively. For the six months ended June 30, 1999 and 1998 the Company provided cash of $13.4 million and $11.6 million from operating activities.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the six months ended June 30, 1999, total capital expenditures were $14.1 million of which expansion capital expenditures accounted for $8.2 million.

The other major uses of cash were the payment of interest on long term debt and principal on term loans. For the six months ended June 30, 1999 interest payments were $8.5 million and principal payments were $2.5 million.



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

The Company estimates that the total cost for executing the Year 2000 plan will not exceed $50,000 and estimates that the Year 2000 plan for its financial systems will be completed by August 1999. In planning for the most likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's current contingency plan will be to replace only those individual financial system applications that would not be Year 2000 compliant by August 1999. No known event, trend or uncertainty is likely to have a material adverse impact on the Company's results of operations, liquidity or financial condition.

The Company's Year 2000 compliance program is divided into seven major projects as shown in the table below:


                                                                                     Percent
                                                                                    Complete
                                                                                     as of
                                                                                    June 30,
                        Year 2000 Project                       Time Frame            1999
      ----------------------------------------------------------------------------------------

      Review IT system infrastructure                          05/98 - 07/98          100
      Review non-IT systems                                    06/98 - 08/98          100
      Upgrade non-IT systems                                   07/98 - 10/99           40
      Upgrade PBX/phone systems                                11/98 - 09/99           75
      PC workstation review and upgrade                        07/98 - 09/99           50
      Update core business distributed systems                 04/98 - 07/98          100
      Update core business centralized systems                 07/98 - 08/99           80

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


                                            BRAND SCAFFOLD SERVICES, INC.

Date:  August 4, 1999                       /s/ John M. Monter
                                            ------------------------------------
                                            John M. Monter
                                            Chief Executive Officer, President


Date:  August 4, 1999                       /s/ Ian Alexander
                                            ------------------------------------
                                            Ian Alexander
                                            Chief Financial Officer,
                                            Vice President, Finance