Form 10-Q
period 1999-09-30
BRAND SCAFFOLD SERVICES INC
filed 1999-11-12
CIK 1062742

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

      Class of Common Stock            Outstanding at October 31, 1999
         $.01 Par Value                           100 shares

                                      INDEX

                                                                                PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 1999 and 1998                                     2

           Consolidated Balance Sheets at September 30, 1999 and December 31,
           1998                                                                  3-4

           Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1999 and 1998                                           5-6

           Notes to Consolidated Financial Statements                            7-9

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 10-14

PART II - OTHER INFORMATION

  Item 6.  (a) Exhibits                                                          15
           (b) Reports on Form 8-K

SIGNATURES                                                                       15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                            (unaudited)                    (unaudited)
                                                     ---------------------------------------------------------
                                                         1999          1998            1999           1998
                                                     ---------------------------------------------------------

Revenue........................................          $44,509      $ 47,127        $157,572      $ 147,782
Operating expenses.............................           34,538        36,384         122,305        113,038
                                                     ---------------------------------------------------------
 Gross profit..................................            9,971        10,743          35,267         34,744
Selling and administrative expenses............            7,544         7,599          23,560         19,868
                                                     ---------------------------------------------------------
 Operating income..............................            2,427         3,144          11,707         14,876
Interest expense...............................            4,419         4,353          13,472         12,712
Interest income................................              (13)          (67)            (53)          (171)
                                                     ---------------------------------------------------------
 Pretax income (loss)..........................           (1,979)       (1,142)         (1,712)         2,335
Provision for income tax.......................                -             -               -              -
                                                     ---------------------------------------------------------
 Income (loss) before extraordinary loss.......           (1,979)       (1,142)         (1,712)         2,335
Extraordinary loss on debt extinguishment, net
 of tax of $0..................................                -             -               -          4,329
                                                     ---------------------------------------------------------
 Net income (loss).............................           (1,979)       (1,142)         (1,712)        (1,994)
Less accretion of preferred stock dividends ...           (1,398)       (1,212)         (4,048)        (3,511)
                                                     =========================================================
 Net income (loss) applicable to common stock .          $(3,377)     $ (2,354)       $ (5,760)     $  (5,505)
                                                     =========================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                            September 30,
                                                                1999         December 31,
                                                             (unaudited)         1998
                                                          --------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents............................           $  1,180       $   3,125
 Trade accounts receivable, net of allowance for
  doubtful accounts: 1999, $730; 1998, $812...........             27,673          31,485
 Costs and estimated earnings in excess of billings
  on uncompleted contracts............................              2,349           2,056
 Notes receivable, current portion....................                214             132
 Note receivable from WMI, current portion............                  -           2,175
 Other current assets.................................              2,878           3,192
                                                          --------------------------------
     Total current assets.............................             34,294          42,165
PROPERTY AND EQUIPMENT:
 Land.................................................              1,647           1,633
 Buildings............................................              2,814           2,284
 Vehicles and other equipment........................              16,938          11,281
 Scaffolding equipment................................            185,264         172,970
 Leasehold improvements...............................                654             853
                                                          --------------------------------
     Total property and equipment, at cost............            207,317         189,021
 Less-Accumulated depreciation and amortization                    41,636          27,421
                                                          --------------------------------
     Total property and equipment, net................            165,681         161,600
                                                          --------------------------------
OTHER ASSETS:
 Intangible assets, net...............................              1,032           1,186
 Deferred financing costs, net........................              4,963           5,350
 Notes receivable, net of current portion.............                528             759
                                                          --------------------------------
     Total other assets...............................              6,523           7,295
                                                          ================================
TOTAL ASSETS..........................................           $206,498       $ 211,060
                                                          ================================


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                             September 30,
                                                                1999           December 31,
                                                             (unaudited)          1998
                                                           --------------------------------
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan........................................        $  3,235       $       -
  Current maturities of capital lease obligation........             887             831
  Current maturities of long-term debt..................           5,750           5,000
  Accounts payable......................................           3,637           4,026
  Accrued expenses -
    Payroll and related accruals........................           5,200           6,419
    Workers compensation and health benefits............           8,874           6,304
    Other...............................................           3,195           6,705
  Billings in excess of costs and estimated earnings
    on uncompleted contracts............................             869             800
                                                           -----------------------------
      Total current liabilities.........................          31,647          30,085
                                                           -----------------------------
LONG-TERM DEBT..........................................         149,000         153,500
                                                           -----------------------------
NOTES PAYABLE AND CAPITAL LEASE
OBLIGATION..............................................           3,703           4,176
                                                           -----------------------------
DEFERRED INCOME TAXES...................................           2,128           1,875
                                                           -----------------------------
COMMITMENTS AND CONTINGENCIES
  14.5% SENIOR EXCHANGEABLE
   PREFERRED STOCK......................................          39,955          35,907
                                                           -----------------------------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares
    authorized, issued and outstanding..................               -               -
  Paid-in capital.......................................          18,520          18,525
  Receivable from sale of Holding's Common Stock                    (336)           (336)
  Predecessor basis adjustment..........................         (13,038)        (13,038)
  Cumulative translation adjustment.....................          (1,055)         (1,368)
  Accumulated deficit...................................         (24,026)        (18,266)
                                                           -----------------------------
    Total stockholder's equity (deficit)................         (19,935)        (14,483)
                                                           =============================
    Total liabilities and stockholder's equity (deficit)        $206,498       $ 211,060
                                                           =============================


The accompanying notes are an integral part of the consolidated financial statements.

                  BAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Nine months ended
                                                             September 30 (unaudited)
                                                           ------------------------------
                                                               1999            1998
                                                           ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................      $ (1,712)       $ (1,994)
  Adjustments to reconcile net income (loss) to net
  Cash provided by operating activities -
    Depreciation and amortization........................        15,482          10,541
    Extraordinary loss...................................             -           4,329
    Gain on sale of property and equipment other than
      scaffolding........................................           (71)              -
    Changes in operating assets and liabilities -
    Trade accounts receivable, net.......................         3,780          (3,552)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts...........................          (283)            551
    Notes receivable.....................................           150             206
    Scaffolding equipment................................         2,109           3,122
    Accounts payable.....................................          (392)         (1,631)
    Accrued expenses.....................................        (2,293)          3,920
    Billings in excess of costs and estimated earnings
      on uncompleted contracts...........................            68             (84)
    Other................................................           318             326
                                                           ----------------------------
        Net cash provided by operating activities........        17,156          15,734
                                                           ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................       (18,326)        (14,333)
  Payments for acquisitions..............................        (2,071)           (400)
  Receipts on note receivable from WMI...................         2,175           2,025
  Redemption of Parent Company Stock.....................            (5)              -
  Proceeds from sale of property and equipment
    other than scaffolding...............................            58              17
                                                           ----------------------------
        Net cash used for investing activities...........       (18,169)        (12,691)
                                                           ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt...........................             -         130,000
  Payments of long-term debt.............................        (3,750)       (120,750)
  Borrowings/(payments) of revolving loan................         3,235          (4,500)
  Debt issuance financing costs..........................             -          (4,893)
  Payments on capital lease obligation...................          (417)              -
                                                           ----------------------------
      Net cash (used for) provided by financing
      activities.........................................          (932)           (143)
                                                           ----------------------------
INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS............................................        (1,945)          2,900
CASH AND CASH EQUIVALENTS, beginning of
Period...................................................         3,125           2,217
                                                           ============================
CASH AND CASH EQUIVALENTS, end of period                       $  1,180        $  5,117
                                                           ============================


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                                           Nine months ended
                                                                        September 30 (unaudited)
                                                                    ------------------------------
                                                                         1999            1998
                                                                    ------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                        $15,731        $ 10,721
                                                                    ==============================

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends .                $ 4,048        $  3,511
  Purchase of scaffolding equipment via capital lease                        -        $  3,800


The accompanying notes are an integral part of the consolidated financial statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1. Organization and Business
Brand Scaffold Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 64.4% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.2% by Carlisle Enterprises, L.P. ("Carlisle"), 18.3% by Waste Management Industrial Inc. ("WIS") and 8.1% by the directors, officers and employees of the Company. WIS is a subsidiary of Waste Management, Inc. ("WMI").

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

3. Debt and Borrowing Arrangements
At September 30, 1999 and December 31, 1998 long term-debt consisted of the following (in thousands):

                                                          September 30,
                                                              1999         December 31,
                                                          (unaudited)         1998
                                                        --------------------------------
       Revolving Loans................................        $  3,235               -
       Term Loans.....................................          24,750          28,500
       10 1/4% Senior Notes...........................         130,000         130,000
        Less Current Portion..........................           8,985           5,000
                                                        ================================
       Long-Term Debt.................................        $149,000       $ 153,500
                                                        ================================


In 1996, the Company entered into a Credit Agreement, which provided for Term Loan Commitments under Senior Secured Credit facilities totaling $160 million, and a Revolving Loan Commitment totaling $30 million. In February 1998, the Company issued $130 million of 10 1/4% Senior Notes due February 2008. The offering was underwritten by DLJ. The proceeds of this offering were used to repay $120 million of the Term Loans outstanding under the Credit Agreement. In February 1998, the Company amended the Credit Agreement to reduce the total facility to $60 million. This amendment included revisions to certain covenant requirements. In addition, in March 1999, the Company amended the Credit Agreement to allow additional borrowings of $10 million to enable the Company to make further acquisitions.

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

5. Comprehensive Income
For the three months ended September 30, 1999 and 1998, comprehensive income
(loss) was $(2.3) million and $(1.9) million, respectively and for the nine months ended September 30, 1999 and 1998, comprehensive income (loss) was $(1.4) million and $(2.6) million, respectively.

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

7. Acquisition
In August 1999, the Company acquired 100% of the stock of Scaffold Jax Corporation ("Scaffold Jax"). Scaffold Jax is a Jacksonville, FL based company that provides scaffolding services to industrial customers primarily in the southeastern region of the U.S.

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

Results of Operations

Revenues - Revenues for the three months ended September 30, 1999 decreased 5.6% to $44.5 million from $47.1 million for the same period in 1998. Revenues for the nine month period ended September 30, 1999 increased 6.6% to $157.6 million from $147.8 million for the same period in 1998. Labor revenue decreased 11.3% to $30.3 million for the three months ended September 30, 1999 as compared to the same period in 1998 and increased 6.6% to $114.0 million for the nine month period ended September 30, 1999 as compared to the same period in 1998. Rental revenue increased 9.4% to $12.9 million for the third quarter of 1999 compared to the same period in 1998 and 8.7% to $39.5 million for the nine month period ended September 30, 1999 as compared to the same period in 1998. The increase in revenues through the first three quarters of 1999 was primarily attributable to the acquisitions made in 1998 and 1999.

Gross Profit - Gross profit for the three months ended September 30, 1999 decreased 7.2% to $10.0 million from $10.7 million for the same period in 1998. Gross profit for the nine month period ended September 30, 1999 increased 1.5% to $35.3 million from $34.7 million for the same period in 1998. Labor gross profit (labor revenue less labor cost) decreased 1.9% to $5.4 million for the three months ended September 30, 1999 as compared to the same period in 1998 and increased 22.3% to $19.9 million for the nine month period ended September 30, 1999 as compared to the same period in 1998. Gross profit as a percentage of revenue decreased for the three month period ended September 30, 1999 as compared to the same period in 1998, decreasing to 22.4% from 22.8%. Gross profit as a percentage of revenue for the nine month period ended September 30, 1999 decreased to 22.4% from 23.5% for the same period in 1998. This decrease is being caused by the increase in depreciation expense of operating assets, for the nine month period ending September 30, 1999, depreciation expense for operating assets increased $4.9 million as compared to the same period in 1998. The increased expense is due primarily to the change in the estimated useful life of scaffolding planks from 7 to 2 years in July of 1998.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended September 30, 1999 decreased .7% to $7.5 million from $7.6 million for the same period in 1998. Selling and administrative expenses for the nine month period ended September 30, 1999 increased 18.6% to $23.6 million from $19.9 million for the same period in 1998. Selling and administrative expenses as a percentage of revenue for the three month period ended September 30, 1999 increased to 16.9% from 16.1% for the same period in 1998. Selling and administrative expenses as a percentage of revenue for the nine month period ended September 30, 1999 increased to 15.0% from 13.4% for the same period in 1998. This increase in expense was primarily attributable to increased salaries, related payroll taxes and benefit costs and an increase in telecommunications expense. Additionally, companies acquired in late 1998 and early 1999 have a higher selling and administrative cost structure than existing divisions, causing the expense to increase as a percent of revenue.

Operating Income - As a result of the above, operating income for the three months ended September 30, 1999 decreased 22.8% to $2.4 million from $3.1 million for the same period in 1998 and decreased 21.3% for the nine months ended September 30, 1999 to $11.7 million from $14.9 million for the same period in 1998.

Interest Expense - Interest expense for the three months ended September 30, 1999 increased 1.5% to $4.4 million from $4.3 million for the same period in 1998. Interest expense for the nine month period ended September 30, 1999 increased 6.0% to $13.5 million from $12.7 million for the same period in 1998. The increase is due to a higher weighted average interest rate on all outstanding debt for the nine month period and a higher average outstanding debt balance. For the quarter ended September 30, 1999 and 1998, the weighted average interest rate was 9.88% and 9.92%, respectively and for the first nine months of 1999 and 1998, the weighted average interest rate was 9.84% and 9.77%, respectively.

Extraordinary Items (net of tax) - Extraordinary items for the nine month period ended September 30, 1999 and 1998 were $0 and $4.3 million respectively. This extraordinary charge represents the write off of the pro rata share of deferred financing costs related to the portion of the Term Loans repaid with the proceeds from the issuance of the 10 1/4% Senior notes in February, 1998.

Net Income (Loss) - Net (loss) for the three months ended September 30, 1999 and 1998 was $(2.0) million and $(1.1) million respectively, and increased to $(1.7) million from $(2.0) million for the nine month period ended September 30, 1999 and 1998. The net loss in 1998 is attributable to the extraordinary charge discussed above. The net loss in 1999 is attributable to the increase in depreciation expense as discussed earlier.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Bank Facility to fund its operations, capital expenditures, and working capital requirements. As of September 30, 1999 and 1998, the Company had working capital of $2.6 million and $13.2 million, respectively and cash of $1.2 million and $5.1 million, respectively. For the nine months ended September 30, 1999 and 1998 the Company provided cash of $17.2 million and $15.7 million from operating activities.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the nine months ended September 30, 1999, total capital expenditures were $18.3 million of which expansion capital expenditures accounted for $10.4 million.

The other major uses of cash were the payment of interest on long term debt and principal on term loans. For the nine months ended September 30, 1999 interest payments were $15.7 million and principal payments were $3.8 million.



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

The Company estimates that the total cost for executing the Year 2000 plan will not exceed $50,000 and estimates that the Year 2000 plan for its financial systems will be completed by October 1999. In planning for the most likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's current contingency plan will be to replace only those individual financial system applications that would not be Year 2000 compliant by October 1999. No known event, trend or uncertainty is likely to have a material adverse impact on the Company's results of operations, liquidity or financial condition.

The Company's Year 2000 compliance program is divided into seven major projects as shown in the table below:

                                                                                   Percent
                                                                                  Complete
                                                                                    as of
                                                                                  September
                        Year 2000 Project                       Time Frame        30, 1999
      ----------------------------------------------------------------------------------------

      Review IT system infrastructure                          05/98 - 07/98              100
      Review non-IT systems                                    06/98 - 08/98              100
      Upgrade non-IT systems                                   07/98 - 10/99               40
      Upgrade PBX/phone systems                                11/98 - 10/99               75
      PC workstation review and upgrade                        07/98 - 10/99               75
      Update core business distributed systems                 04/98 - 07/98              100
      Update core business centralized systems                 07/98 - 10/99               90

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


                                            BRAND SCAFFOLD SERVICES, INC.

Date:  November 4, 1999                     /s/ John M. Monter
                                            ------------------------------------
                                            John M. Monter
                                            Chief Executive Officer, President


Date:  November 4, 1999                     /s/ Ian Alexander
                                            ------------------------------------
                                            Ian Alexander
                                            Chief Financial Officer,
                                            Vice President, Finance