Form 10-K405
period 1999-12-31
BRAND SCAFFOLD SERVICES INC
filed 2000-03-29
CIK 1062742

                                                                   UNITED STATES
                                              SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549


                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                            FOR THE FISCAL YEAR ENDED
                                December 31, 1999

                          BRAND SCAFFOLD SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)



Delaware                                          735915                                     133909681
(State or Other Jurisdiction of                   (Commission File Number)                   (IRS Employer
Incorporation or Organization)                                                               Identification Number)


                       15450 SOUTH OUTER HIGHWAY 40, #270
                          CHESTERFIELD, MISSOURI 63017
                                 (636) 519-1000
  (Address, including zip code, and Telephone Number, including area code, of
                   Registrant's principal executive offices)

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

                                    Yes  X             No
                                       ------              ------

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

                                                     OUTSTANDING AT
                CLASS                               MARCH 15 , 2000
                -----                               ---------------

    BRAND SCAFFOLD SERVICES, INC.
    COMMON STOCK, $0.01 PAR VALUE                     100 SHARES


ITEM 1.  BUSINESS

General

Company History and Structure

Brand Scaffold Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). As of December 31, 1999, Holdings is owned 64.4% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.2% by Carlisle Enterprises, L.P. ("Carlisle"), 18.3% by Rust International Inc. ("Rust International") through its wholly owned subsidiary Rust Industrial Services, Inc. ("RIS") and 8.1% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management Industrial Services, Inc. ("WMIS"). All references to "the Company," "we," "us" or "our" mean Brand Scaffold Services, Inc. and its subsidiaries.

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

Financial Information About Industry Segments

We operate in one segment and provide scaffolding services primarily to refining, chemical, petrochemical, pulp and paper and utility industries, and to a lesser extent general commercial clients. Our revenues, operating income and total assets as of and for the years ended December 31, 1999, 1998 and 1997, are as follows (in thousands):


                                                 1999        1998        1997
                                              ----------  ----------  ----------
Revenue                                         $218,916    $205,304    $160,660
Operating income                                  15,736      18,063       9,684
Total assets                                     210,872     211,060     197,543

Description of Business

We are the largest North American provider of industrial scaffolding services. Our services facilitate access to tall structures for on-going maintenance, turnarounds (major maintenance projects which require the complete or partial shutdown of a facility) and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding and scaffolding design services. We deliver our services through an extensive field service organization of approximately 4,200 employees in 30 field offices located throughout the United States and two in Canada. We also provide scaffolding services to the commercial market (primarily nonresidential construction) and sell a small amount of scaffolding.

Approximately 79%, 83%, and 80% of our 1999, 1998, and 1997, respective revenues were attributable to ongoing maintenance, turnarounds and capital projects of industrial facilities. We typically provide on-going maintenance services under long-term contracts; the duration of these contracts ranges between one and five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. We believe that the necessity for on-going maintenance and turnarounds provides us with a stable, recurring revenue base.

Our main customers include major integrated oil companies, independent refiners, large chemical companies, utilities and large engineering and construction firms. The largest customer, Exxon Corporation, accounted for approximately 13%, 15% and 17% of our revenues in the years ended December 31, 1999, 1998 and 1997, respectively. The loss of this customer could have a material adverse effect on us. It is unclear what effect the recently announced mergers and consolidations in the oil industry (such as the merger between Exxon Corporation and Mobil Corporation and between British Petroleum P.L.C. and Amoco Corporation) and the paper industry will have on us.

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

The Industry and Competition

The Company is the largest North American provider of industrial scaffolding services. We currently face competition from other existing scaffolding service providers, including entities providing substantially similar services, some of which have significantly greater resources than us. We also compete with larger engineering and construction firms. While we believe that we currently have a strong position in the industrial scaffolding market, we cannot assure that we will be able to increase or maintain our market share.

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

Industrial Market

The North American industrial scaffolding market is approximately $650 million and is serviced predominantly by scaffolding specialists such as Brand. We estimate that the top six scaffolding specialists service almost 70% of the total industrial market.

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

Employees and Dependence on Labor

As of December 31, 1999, we employed approximately 4,200 full-time employees, of which 24% were represented by a labor union. We cannot assure that strikes or other types of conflicts with unions or personnel will not arise or that we will not become a target for further union organizing activity. Since our business has a high labor content, any such activity could have a material adverse effect on the Company. We believe that we have a good relationship with our employees.

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

ITEM 2.  PROPERTIES

We operate facilities in 33 locations (32 field offices and 1 headquarters location). We maintain a substantial inventory of scaffolding at the 32 field offices as well as at customer sites throughout the United States and Canada. Our facilities are concentrated near its customers to minimize transportation costs, to shorten lead times and to strengthen oversight and project management abilities. Brand owns two locations in Canada, two in Texas, one in Alabama and one in Louisiana. We lease the remaining 26 facilities as well as one site used for our corporate headquarters located in Chesterfield, Missouri. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than four acres. Our headquarters are located in a 9,500 square foot facility in Chesterfield, Missouri.

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

No matters were submitted to a vote of security holders in the fourth quarter of 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All of our outstanding common stock is held by Holdings and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents (i) selected historical financial data of Rust Scaffold Services, Inc. and subsidiaries ("Rust") as of and for the year ended December 31, 1995, and for the nine months ended September 30, 1996, and (ii) selected historical financial data of Brand, for the three months ended December 31, 1996, and the years ended December 31, 1997, 1998, and 1999. The selected historical financial data as of and for the year ended December 31, 1995, and for the nine months ended September 30, 1996, has been derived from the audited financial statements of Rust. The selected historical financial data as of and for the three months ended December 31, 1996, and the years ended December 31, 1997, 1998 and 1999, has been derived from the audited financial statements of Brand. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere herein.

                                        Rust                                            Brand
                             ------------------------------    -------------------------------------------------------------
                                               Nine Months     Three Months
                              Year Ended         Ended           Ended           Year Ended      Year Ended       Year Ended
                              December 31,    September 30,    December 31,     December 31,    December 31,    December 31,
                                 1995              1996            1996             1997            1998            1999
                             -------------    -------------    ------------     ------------    ------------    ------------
                                                                 (Dollars in Thousands)
INCOME STATEMENT DATA (1)

Revenue                         $ 193,829     $   124,769       $ 44,412        $ 160,660       $ 205,304        $218,916
Operating expenses                138,968          89,073         34,170          122,638         157,673         171,630
                                ---------     -----------     ----------      -----------       ---------        --------
      Gross profit                 54,861          35,696         10,242           38,022          47,631          47,286


Selling and administrative
   expenses                        25,807          15,825          4,743           25,840          29,568          31,550
Nonrecurring start-up
   expenses                             -               -              -            2,498               -               -
                                ---------     -----------     ----------      -----------       ---------        --------

Operating income                   29,054          19,871          5,499            9,684          18,063          15,736

Interest expense                    9,444           7,872          4,504           15,422          17,728          17,758
Interest income                    (1,012)           (482)          (195)            (397)           (249)           (159)
Other expense, net (2)                853             708              -                -               -               -
                                ---------     -----------     ----------      -----------       ---------        --------
Pretax income (loss)               19,769          11,773          1,190           (5,341)            584          (1,863)


Provision for income tax            8,300           4,813            525                -               -               -
Extraordinary loss                      -               -              -                -           4,329               -
                                ---------     -----------     ----------      -----------       ---------        --------

      Net income (loss)         $  11,469     $     6,960     $      665       $   (5,341)      $  (3,745)       $ (1,863)
                                =========     ===========     ==========      ===========       =========        ========

EBITDA (3)                      $  36,803      $   25,832      $   8,398       $   22,009       $  34,572         $39,505

Cash flow from operations          35,587          28,478          4,966           11,983          26,753          21,148
Depreciation and
   amortization                     8,602           6,669          3,567           13,294          17,234          24,491
Cash interest expense (4)           9,444           7,872          3,836           14,453          17,003          17,036
Capital expenditures                8,602           1,810            208            9,720          14,831          19,642

Ratio of earnings to fixed
   charges and preferred
   stock dividends (5)           3.0x            2.4x            1.2x             .5x               .8x            .7x




                                                                 Rust                            Brand
                                                             ------------  ------------------------------------------------
                                                                                     December 31
                                                             --------------------------------------------------------------
                                                                1995         1996         1997         1998         1999
                                                             ----------   ----------  -----------   ---------   -----------
                                                                                (Dollars in Thousands)
BALANCE SHEET DATA: (1)

Working capital                                              $  30,227    $  12,656   $    4,207    $  12,080    $   5,553
Total assets                                                   178,201      204,266      197,543      211,060      210,872
Long-term debt (including current portion and revolving
   loan)                                                             -      158,000      154,250      158,500      157,460
Notes payable and capital lease obligation (including
   current portion)                                                  -            -            -        5,007        4,402
14.5% senior exchangeable preferred stock                            -       25,906       31,140       35,907       41,404
Stockholder's equity (deficit)                                 141,374        4,247       (5,176)     (14,483)     (20,968)

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

(4) Cash interest expense represents total interest expense less amortization of deferred financing fees of $722, $725, and $969, for the years ended December 31, 1999, 1998 and 1997, respectively.

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

In April 1999, the Company acquired the operating assets of Philip Scaffold Corporations ("Philip") for a purchase price of $875. Philip operates out of Denver and Grand Junction, Colorado and is an industrial scaffold operation with its major customers being power companies and refineries. In August 1999, the Company acquired the stock of Scaffold-Jax, Inc. for a purchase price of $1.2 million ($1.0 million in cash and $200 in a note to be paid two years after closing). There was no excess cost of assets acquired over the amounts assigned to net tangible assets at the date of acquisition. Scaffold-Jax, Inc. is a Jacksonville, Florida based company and services both the industrial and commercial market.

Approximately 79%, 83% and 80% of the Company's 1999, 1998 and 1997, respective revenues were attributable to on-going maintenance, turnarounds and capital projects of industrial facilities. The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in the Company's quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

Revenues from capital projects, which represented approximately 11%, 18% and 14% of 1999, 1998 and 1997 revenues, respectively, result from new plant construction, plant expansions and modifications. Capital projects can and have had material impacts on the Company's results of operations.

Commercial scaffolding revenues, which represented approximately 21%, 14% and 15% of 1999, 1998 and 1997 revenues, are related to the level of nonresidential construction and renovation. Demand for commercial scaffolding services has recently been high due to the recent strength in the commercial construction industry. In 1997, the Company increased its penetration of the commercial market, by opening four new offices.

In November 1997, the Company implemented a cost reduction program which reduced its annual operating overhead and selling, general and administrative expenses by approximately $5.3 million. The major initiatives included (i) eliminating 63 administrative and support positions and consolidating certain administrative functions, (ii) restructuring and renegotiating benefits programs, (iii) renegotiating the Company's insurance premiums to reflect continued improvements in its safety record, (iv) negotiating company-wide procurement contracts in order to take advantage of volume pricing and (v) implementing a new management information system to improve inventory utilization and reduce equipment transportation expenses. The Company recorded a one-time expense in the fourth quarter of 1997 of $437 to reflect severance and other expenses of the cost reduction program.

In connection with the Acquisition, WMIS agreed to pay the Company a quarterly fee of $725 for transition services for three years beginning on December 31, 1996. Such payments continued through September 30, 1999. In addition, WMIS agreed to pay for all historical accident-related claims in which the accident occurred prior to the Acquisition. Because cash expenditures related to accidents are paid out over time but accident-related expenses are accrued in the period in which the accident occurs, the Company has a significant non-cash claims expense ($2.6 million in 1999, $2.6 million in 1998 and $2.9 million in 1997) which it anticipates will decline over time.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

The following discussion of results of operations is presented for the years ended December 31, 1999, 1998 and 1997.

Results of Operations

                     Summary of Historical Financial Results
                                 (In thousands)

                                                                Year Ended     Year Ended       Year Ended
                                                               December 31,   December 31,     December 31,
                                                                   1999           1998             1997
                                                               ------------   ------------     ------------
     Income Statement Data:
     Revenue                                                      $218,916       $ 205,304        $ 160,660
     Operating expenses                                            171,630         157,673          122,638
                                                                  --------       ---------        ---------
              Gross profit                                          47,286          47,631           38,022

     Selling and administrative expenses                            31,550          29,568           25,840
     Nonrecurring start-up expenses                                      -               -            2,498
                                                                  --------       ---------        ---------
              Operating income                                      15,736          18,063            9,684

     Interest expense                                               17,758          17,728           15,422
     Interest income                                                  (159)           (249)            (397)
                                                                  --------       ---------        ---------
              Pretax income (loss)                                  (1,863)            584           (5,341)

     Provision for income tax                                            -               -                -
     Extraordinary loss on debt extinguishment                           -           4,329                -
                                                                  --------       ---------        ---------
              Net loss                                            $ (1,863)      $  (3,745)       $  (5,341)
                                                                  ========       =========        =========
     Other Data:
     EBITDA                                                       $ 39,505       $  34,572        $  22,009
                                                                  ========       =========        =========



Year Ended December 31, 1999, as Compared to Year Ended December 31, 1998

Revenue

Revenue for the year ended December 31, 1999, increased 6.6% to $218.9 million from $205.3 million for the same period in 1998. Labor revenue increased 6.1% to $158.5 million for the year ended December 31, 1999, as compared to the same period in 1998. Rental revenue increased 9.0% to $54.7 million for the year ended December 31, 1999, as compared to the same period in 1998. The increase in revenues was primarily attributable to a full year of contributions from 1998 acquisitions, 1999 acquisition contributions, and to increased activity in our commercial scaffolding divisions. The increase in rental revenue is also attributable to a stronger move into the commercial market.

Gross Profit

Gross profit for the year ended December 31, 1999, decreased 0.7% to $47.3 million from $47.6 million for the same period in 1998. Labor gross profit (labor revenue less labor cost) increased 14.3% to $28.3 million for the year ended December 31, 1999, as compared to the same period in 1998. Gross profit as a percentage of revenue for the year ended December 31, 1999, decreased to 21.6% from 23.2% for the same period in 1998. This decrease was primarily due to a $6.8 million increase in depreciation expense for scaffolding equipment from 1998 to 1999. Depreciable lives of steel scaffold were changed from 25 years to 20 years in January 1998 and wood plank was changed from 7 years to 2 years in July 1998. Increased capital purchases over the past two years also contributed to the increase in depreciation expense.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 1999, increased 6.7% to $31.6 million from $29.6 million for the same period in 1998. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 1999, remained constant at 14.4% for the same period in 1998. The increase in SG&A expenses resulted from the additional expenses assumed with the acquired companies. Also, we added 8 new salespeople during 1999, increasing our SG&A expenses.

Operating Income

Operating income for the period ended December 31, 1999, decreased to $15.7 million from $18.1 million for the same period in 1998. The decrease in operating income is directly related to the increase in depreciation expense and overhead expenses from 1998 to 1999.

Interest Expense

Interest expense for the year ended December 31, 1999, increased 0.2% to $17.8 million from $17.7 million for the same period in 1998. The increase was mainly due to a higher weighted average interest rate on all outstanding debt. For 1999 and 1998, the weighted average interest rate was 9.9% and 9.8%, respectively.

Extraordinary Item

There are no extraordinary items to report for the year ended December 31, 1999.

Net Loss

Net loss (before accretion of preferred stock dividends) improved to $1.9 million loss from $3.7 million loss for the same period in 1998.


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

Interest Expense

Interest expense for the year ended December 31, 1998, increased 15.0% to $17.7 million from $15.4 million for the same period in 1997. The increase was mainly due to a higher weighted average interest rate on all outstanding debt. For 1998 and 1997, the weighted average interest rate was 9.8% and 8.9%, respectively.

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



Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Bank Facility (see below) to fund its operations, capital expenditures, and working capital requirements. As of December 31, 1999, the Company had working capital of $5.6 million including cash and cash equivalents of $0.24 million.

Historically, the principal uses of cash have been capital expenditures (primarily scaffolding) and working capital. The Company has also used cash to repay term loans for which payments amounted to $8.3 million in 1997. In February 1998, $119.8 million of the term loans were repaid with proceeds from the offering of the 10-1/4% Senior Notes and $500 in payments were made in June 1998. The company paid $6.3 million in interest relating to the 10-1/4% Senior Notes in August 1998. Additionally the company paid approximately $6.7 million in interest relating to the notes in February 1999 and $6.7 million in interest relating to the notes in August 1999.

For the years ended December 31, 1999, 1998 and 1997, cash provided by operating activities was $21.1 million, $26.8 million and $12.0 million, respectively.

The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. Net capital expenditures for the Company were $19.6 million, $14.8 million and $9.7 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

Borrowings under the revolving loan facility are governed by a borrowing base equal to 85% of eligible accounts receivable. A $15.0 million sub-facility is available for the issuance of letters of credit. In addition, in March 1999, the Company amended the Credit Agreement to allow additional borrowings of $10 million for ongoing working capital and general corporate needs. As of December 31, 1999, the Company had $22.6 million in unused senior secured borrowing capacity under the Bank Facility. The interest rate on each loan facility under the Bank Facility is variable. During the year ended December 31, 1999, the interest rate on loans outstanding under the term loan facility was an annual dollar-weighted rate of 9.9%. Total payments for interest and principal by the Company under the Bank Facility in 1997 were $14.1 million and $8.3 million, respectively. During the year ended December 31, 1998, total payments for interest were $11.5 million. During the year ended December 31, 1998, $121.3 million of the term loans were repaid of which $119.8 million was from the proceeds of the 10-1/4% Senior Note offering. During the year ended December 31, 1999, total payments for interest were $16.2 million and $5.0 million of the term loans were repaid.

The Bank Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur indebtedness and to pay dividends. The Company was in compliance with the loan covenants at December 31, 1999.

In March 1999, the Company secured a $30 million Term B Loan commitment to enable it to make future acquisitions. Certain provisions contained in the credit agreement governing the Bank Facility were amended to eliminate a requirement that revolving loans be periodically reduced. Also, certain of the covenants contained in the credit agreement were amended to permit the Company to incur certain additional indebtedness, engage in a broader range of business, make certain additional investments and capital expenditures and reinvest asset disposition proceeds within 180 days, rather than prepay the term loan facilities with such proceeds.

Net Operating Losses

At December 31, 1999, the Company had net operating loss carryforwards, resulting primarily from depreciation timing differences, of $88.7 million, for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes in 1999 was minimal. The Company does not expect to expend cash for taxes in the next several years.

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

The Company is fully Year 2000 compliant with all systems. All projects were tested and fully implemented by November 1999. There have been no operational disruptions as a result of the Year 2000 changes. The total cost for executing the Year 2000 plan was approximately $50.

Accounting Standard Not Yet Implemented

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

The following table sets forth certain information with respect to directors and executive officers of the Company. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.


               Name                   Age      Position and Offices
               ----                  -----     --------------------
     David L. Jaffe                   41       Chairman of the Board
     John M. Monter                   52       Chief Executive Officer, President and Director
     Ian R. Alexander                 53       Chief Financial Officer, Vice President, Finance
     David R. Cichy                   49       Vice President, Operations - Northern Region
     Raymond L. Edwards               46       Vice President, Administration and Secretary
     Guy S. Huelat                    38       Vice President, Resource Management
     James "Marty" McGee              43       Vice President, Operations - Southeast Region
     Scott M. Robinson                52       Vice President, Operations - Central Region
     Robert Bonczek                   54       Director
     James S. Carlisle                57       Director
     Donald R. Chappel                48       Director
     Vincent P. Langone               56       Director
     Karl R. Wyss                     59       Director




David L. Jaffe, Chairman of the Board: David Jaffe joined DLJ in 1984 and became a Managing Director in 1995. He has 15 years experience in investing private equity capital, in mergers and acquisitions and in structuring and arranging financing for leveraged transactions. He received a BA cum laude from Harvard College in 1980 and an MBA from The Wharton School of the University of Pennsylvania in 1984. Mr. Jaffe serves on the board of directors of Brand Scaffold Services, Inc., Duane Reade, Inc. (NYSE:DRD), OSF Holdings Inc., (TSX:OSF), Shoppers Drug Mart Inc., Target Media Partners and Terra Nova Group (NYSE:TNA) and previously served as a director of Cambridge Industries Group, Inc., NACOLAH Corp., Pharmaceutical Fine Chemicals S.A., EZ Buy and EZ Sell Recycler Corporation and OHA Financial, Inc. He also serves as a director and a member of the Executive Committee of Project A.L.S., a non-profit organization funding directed research for treatments of Amyotrophic Lateral Sclerosis (Lou Gehrig's disease).

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

Ian R. Alexander, Chief Financial Officer, and Vice President, Finance: Prior to joining the Company as Chief Financial Officer, and Vice President, Finance in April 1998, Mr. Alexander had a variety of assignments with BP Oil Company from 1973 until 1993 in Europe, Africa and the U.S.A. He then became Chief Financial Officer and Executive Vice President of Purina Mills, Inc. until it was sold to Koch Industries in March, 1998.

David R. Cichy, Vice President, Operations - Northern Region: Mr. Cichy was appointed Vice President, Operations - Northern Region in 1996. Beginning in 1978, Mr. Cichy served in various construction management functions with Rust Industrial including Vice President, Resource Management from 1993 to 1996.

Raymond L. Edwards, Vice President, Administration and Secretary: Mr. Edwards joined the Company in his current role in November 1996. Prior to joining the Company, he held a variety of management positions, most recently, with Cooper from 1984 to 1996, including Vice President, Human Resources from 1990 to 1996.

Guy S. Huelat, Vice President, Resource Management: Mr. Huelat joined the Company in January 1997 in his current position. Prior to joining the Company, Mr. Huelat was a Plant Manager from 1989 to 1994 and a Materials Manager from 1994 to 1996 at Cooper. From 1996 to 1997, he was Director of Logistics for Planning and Customer Service for Kimble Glass, Inc.

James "Marty" McGee, Vice President, Operations - Southeast Region: Mr. McGee has held his current position since the Acquisition. From 1993 until the Acquisition, Mr. McGee held various Region Management positions with Rust Industrial and Waste Management Technologies (WMX). Mr. McGee has been with the Company in various management positions since 1981 including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations for WMX Services group (29 locations, 5 different Rust companies), from 1995 to 1996.

Scott M. Robinson, Vice President, Operations - Southwest Region: Mr. Robinson joined the Company as Vice President, Marketing in March 1997 and in December of 1997 he assumed the position of Vice President, Operations - Central Region. In January 1998 he took over his current assignment over the Southwest Region. Prior to joining the Company, Mr. Robinson held various positions at Cooper, including Vice President, Sales from 1993 to 1997 and Vice President, Marketing from 1987 to 1993.

Robert Bonczek, Director: Mr. Bonczek has been President and a director of ApsenTree Capital, a private money management firm since 1991, and has been a director of the Company since the Acquisition. He is a legal consultant to Wilmer, Cutler and Pickering. Mr. Bonczek is a director of DCV, Inc. He is also serving as Acting Chief Administrative Officer and Acting CFO for Trimeris, Inc., a NASDAQ listed biotech company.

James S. Carlisle, Director. Mr. Carlisle has been Chief Executive Officer of Carlisle Enterprises, LLC, a private equity investment firm engaged in the acquisition and management of leveraged buyout companies since 1989, and has been a director of the Company since the Acquisition.

Donald R. Chappel, age 48, was Executive Vice President and Chief Financial Officer of Waste Management, Inc. from August, 1999 through February, 2000, when he resigned to pursue other opportunities. Prior to his most recent position, Mr. Chappel was Senior Vice President - Operations and Administration since the consummation of the WM Holdings Merger in July 1998. Prior thereto, Mr. Chappel held several positions at WM Holdings, including serving as Acting Chief Financial Officer since October, 1997, Vice President - Financial Services since November, 1996 and Vice President and Controller (North American operations) since August 1995. From 1991 to July, 1995, Mr. Chappel was Vice President and Controller - West and Mountain Areas of Waste Management of North America, Inc., and from July to August, 1995 served as Vice President and Controller of Chemical Waste Management, Inc. Prior thereto he had served as Vice President and Controller - WMI Urban Services, beginning in June, 1987 when he joined WM Holdings.

Vincent P. Langone, Director: Mr. Langone has been the director of the Company since the acquisition. He has been Chairman, President and Chief Executive Officer of Formica Corporation since May, 1998. From 1995 to 1997, Mr.

Langone served as President of Interbuild International, Inc. which provides operational management and general consulting services. Mr. Langone is a director of United Retail Group and Summit Bank. From 1989 to 1995, Mr. Langone served as Chairman, President and Chief Executive Officer of Formica Corporation.

Karl R. Wyss, Director: Mr. Wyss is a Managing Director of DLJMB, Inc. and has been a director of the Company since the Acquisition. Prior to joining DLJMB, Inc. in 1993, he was Chairman and Chief Executive Officer of Lear Siegler Inc. from 1989 to 1993. He serves on the boards of CommVault Systems, Inc., EZ Buy & EZ Sell Recycler Corp., Localiza Rent A Car S.A., OSF, Inc., Mallory Limitada, Pharmaceutical Fine Chemicals, S.A. and Von Hoffman Press, Inc.


ITEM 11. EXECUTIVE COMPENSATION

The information contained in Item 11 is not presented in thousands of dollars.

Compensation of Directors

Directors of the Company do not receive cash compensation for serving as directors; however, in March 1997, pursuant to Holdings' Stock Option Plan for Outside Directors, directors who were not employees of Holdings, the Company or any of their institutional shareholders, were each awarded options (the "Director Options") to purchase 40,000 shares of the common stock of Holdings, which options vested in March 1999.

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

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the six other most highly paid executive officers for services rendered in 1999:

Summary Compensation Table

                                                                                                   Long-Term
                                                          Annual Compensation                   Compensation Awards
                                                  -------------------------------------    -------------------------------
                                                                                             Securities
                                                                              Other         Underlying          All Other
                                                   Salary      Bonus       Compensation     Options/SARS      Compensation
Name and Principal Position                          ($)        ($)             ($)              (#)               ($)
                                                  --------   --------      ------------     ------------      ------------
John M. Monter,
Chief Executive Officer                            375,000    283,263        14,452                -            1,600(1)
Ian Alexander,
Chief Financial Officer                            180,253    136,157             -                -            1,600(1)
Raymond L. Edwards,
Vice President, Administration                     149,406    112,856             -                -            1,600(1)
Guy Huelat,
Vice President, Resource Management                133,494    102,172             -                -            1,600(1)
Scott Robinson, Vice President Operations -
Southwest Region                                   148,408     40,000         1,454                -            1,600(1)
Dave Cichy, Vice President Operations
- Northern Region                                  127,123    133,269         6,058                -            1,600(1)
James McGee, Vice President Operations
- Southeast Region                                 140,005    106,567             -                -            1,600(1)


(1)  Represents the Company's matching 401(k) contributions.


Stock Option Grants in Last Fiscal Year.

No stock options were granted in the year ending December 31, 1999.


The following table summarizes option exercised during the last calendar year under the Restricted Stock Purchase Agreement and the value of options for persons named in the Summary Compensation Table.


                                                                              RSO
                                          RSO Granted        RSO Vested     Exercised
                                          -----------        ----------     ---------
     John M. Monter                           437,500           175,000        87,500
     James "Marty" McGee                       42,000            16,800         8,400
     Raymond L. Edwards                        42,000            16,800         8,400
     Scott Robinson                            40,000            16,000         8,000
     Guy Huelat                                42,000            16,800         8,400
     David Cichy                               40,000            16,000         8,000


For each one-year period ending on December 31, the annual vesting opportunity will be the achievement of the annual operating budget and/or financial targets as approved by the Board .

Employment Agreement

Mr. Monter entered into an employment agreement with the Company on June 1, 1999, pursuant to which he serves as President and Chief Executive Officer. The employment agreement terminates on March 31, 2003, and provides for an annual salary of not less than $375,000. Mr. Monter is also eligible for a bonus of up to 120% of his base salary. The Company undertakes to pay up to $2,000 of premiums annually under Mr. Monter's life insurance policy. In the event the Company terminates Mr. Monter's employment without cause or he becomes disabled, he is entitled to his (i) base salary through the date of termination, earned bonus for prior fiscal year but not yet paid, and any unreimbursed business expenses (ii) base salary through the last day of the 24th month following the date of termination ("the Severance Period"); (iii) continued coverage under the Company's welfare benefits for up to the end of the Severance Period or such time as Executive is eligible to receive comparable welfare benefits, and in the case of termination without cause, a bonus equal to $12,500 multiplied by the number of months remaining in the Severance Period. Any unvested stock options held by Mr. Monter shall vest upon a change in control of the Company. As a part of the employment agreement, Mr. Monter has entered into covenants prohibiting him from competing with the Company, working for any of the Company's competitors or using proprietary information for a twelve-month period following his departure from the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Stockholders

All of the issued and outstanding common stock of the Company is held by Holdings (and pledged to secure the Bank Facility). The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holdings as of December 31, 1999, by (i) each person or group known to the Company who beneficially owns more than five percent of the common stock of Holdings and (ii) all directors and executive officers of the Company as a group:

                                                                                Number of
                                                                                Shares of        Percentage
                   Name and Address of Beneficial Owner                        Common stock       of Class
                   ------------------------------------                        ------------      ----------
     DLJ Merchant Banking Partners, L.P. and related investors (1)                8,762,500          64.4%
     Rust Industrial Services, Inc.(2)
     3003 Butterfield Road
     Oakbrook, IL 60521                                                           2,487,500          18.3%
     Carlisle-Brand Investors, L.P.(3)
     7777 Fay Avenue
     La Jolla, California 92037                                                   1,250,000(4)        9.2%
     David L. Jaffe(5)
     DLJ Merchant Banking Partners, Inc.
     277 Park Avenue
     New York, New York 10172                                                             -             -
     Karl R. Wyss(5)
     DLJ Merchant Banking Partners, Inc.
     277 Park Avenue
     New York, New York 10172                                                             -             -
     James S. Carlisle(6)
     Carlisle Enterprises
     7777 Fay Avenue
     La Jolla, California 92037                                                           -             -
     All directors and officers as a group(5)(6)                                  1,097,773(7)        8.1%


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

(2) Rust Industrial is a wholly owned subsidiary of Rust International, Inc. ("RII") which is majority owned by WMIS. As a result, WMIS and RII may be deemed to beneficially own all of the shares held by Rust Industrial. The address for each of WMIS and RII is 1001 Fannin, Houston, TX 77002.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The shareholders agreement provides for certain advisory relationships and the payment of management advisory fees. For five years after the date of the agreement, DLJSC is engaged as the exclusive financial and investment banking advisor for Holdings, on customary terms. Pursuant to the shareholders agreement, DLJMB, Inc., the sole general partner of DLJMB, and Carlisle Group, the sole general partner of Carlisle, each receive an annual advisory fee of $250 from Holdings. DLJSC received customary fees in connection with the underwriting, purchase and placement of the 10-1/4% Senior Notes.

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

In connection with the Acquisition, WMIS and the Company entered into a transition services agreement. Pursuant to such agreement, WMIS pays the Company a fee for transition services of $725 quarterly. The first such payment was made on December 31, 1996, and such payments continued through September 30, 1999. In addition, the Company provides computer support to WMIS, and receives a payment of $75 per month for such service.

In March 1997, certain officers and employees of the Company purchased a total of 878,364 newly-issued shares of Holdings' common stock for $1 per share and 42,832 shares of preferred stock for $25 per share. In connection with such purchases, Holdings extended recourse loans to executive officers in the aggregate amount of $341. In July 1999, Holdings extended recourse loans to the members of the Brand Advisory Team in the amount of $515, and received cash in the amount of $129, both of which were used as consideration for the exercise of certain stock options of Holdings' common stock. The 1997 and 1999 notes earn interest at 7.03% and 5.22% respectively and mature in 2002 and 2006, respectively. These notes are secured by 643,500 shares owned by such officers and employees.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report

(1) and (2) Financial Statement and Financial Statement Schedules

See Index to Financial Statements and Financial Schedules on Page F-1 of this report.

(3) Exhibits.

See Index on Page E-1 of this report.

Reports filed with Form 8-K

None filed.

                          INDEX TO FINANCIAL STATEMENTS




Brand Scaffold Services, Inc. and Subsidiaries:
   Report of Independent Public Accountants                                                                     F-2
   Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997                  F-3
   Consolidated Balance Sheets as of December 31, 1999 and 1998                                                 F-4
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997                  F-6
   Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31,
   1999, 1998, and 1997                                                                                         F-8
   Notes to Consolidated Financial Statements                                                                  F-11

Financial Statement Schedules:
   Schedule II - Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Brand Scaffold Services, Inc.:


We have audited the accompanying consolidated balance sheets of Brand Scaffold Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brand Scaffold Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period December 31, 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



St. Louis, Missouri
March 10, 2000

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                       -----------------------------------------------


                                                                            1999             1998              1997
                                                                       -------------      -----------      -----------
Revenue                                                                     $218,916        $ 205,304        $ 160,660
Operating expenses                                                           171,630          157,673          122,638
                                                                            --------        ---------        ---------
           Gross profit                                                       47,286           47,631           38,022

Selling and administrative expenses                                           31,550           29,568           25,840
Nonrecurring start-up expenses                                                     -                -            2,498
                                                                            --------        ---------        ---------
           Operating income                                                   15,736           18,063            9,684

Interest expense                                                              17,758           17,728           15,422
Interest income                                                                 (159)            (249)            (397)
                                                                            --------        ---------        ---------
           Income (loss) before provision for income tax                      (1,863)             584           (5,341)

Provision for income tax                                                           -                -                -
                                                                            --------        ---------        ---------
           Income (loss) before extraordinary loss                            (1,863)             584           (5,341)

Extraordinary loss on debt extinguishment                                          -            4,329                -
                                                                            --------        ---------        ---------
         Net income (loss)                                                    (1,863)          (3,745)          (5,341)

Less-  Accretion of preferred stock dividends                                 (5,497)          (4,767)          (4,172)
                                                                            --------        ---------        ---------
         Net loss applicable to common stock                                $ (7,360)       $  (8,512)       $  (9,513)
                                                                            ========        =========        =========



         The accompanying notes to financial statements are an integral part of these statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)


                                                                                           December 31,     December 31,
                                                                                               1999             1998
                                                                                           ------------     ------------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $     244        $   3,125
   Trade accounts receivable, net of allowance for doubtful accounts of $770 in 1999
     and $812 in 1998                                                                         37,346           31,485
   Costs and estimated earnings in excess of billings on uncompleted contracts                 1,786            2,056
   Note receivable from WMIS, current portion                                                      -            2,175
   Notes receivable, current portion                                                             194              132
   Other current assets                                                                        3,225            3,192
                                                                                           ---------        ---------
           Total current assets                                                               42,795           42,165
                                                                                           ---------        ---------
PROPERTY AND EQUIPMENT:
   Land                                                                                        1,652            1,633
   Buildings                                                                                   2,829            2,284
   Vehicles and other equipment                                                               17,634           11,281
   Scaffolding equipment                                                                     184,152          172,970
   Leasehold improvements                                                                        704              853
                                                                                           ---------        ---------
           Total property and equipment, at cost                                             206,971          189,021

   Less-  Accumulated depreciation and amortization                                           45,118           27,421
                                                                                           ---------        ---------
           Total property and equipment, net                                                 161,853          161,600
                                                                                           ---------        ---------
OTHER ASSETS:
   Deferred financing costs, net                                                               4,779            5,350
   Notes receivable, net of current portion                                                      477              759
   Other assets                                                                                  968            1,186
                                                                                           ---------        ---------
           Total other assets                                                                  6,224            7,295
                                                                                           ---------        ---------
           Total assets                                                                    $ 210,872        $ 211,060
                                                                                           =========        =========


                         (Continued on following page)

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES


                    CONSOLIDATED BALANCE SHEETS (Continued)
                    (In thousands except per share amounts)


                                                                                          December 31,     December 31,
                                                                                              1999             1998
                                                                                          ------------     ------------
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Revolving loan                                                                         $    3,960         $      -
   Current maturities of long-term debt                                                        6,000            5,000
   Current portion notes payable and capital lease obligations                                   903              831
   Accounts payable and accrued expenses                                                      25,648           23,454
   Billings in excess of costs and estimated earnings on uncompleted contracts                   731              800
                                                                                          ----------         --------
           Total current liabilities                                                          37,242           30,085
                                                                                          ----------         --------

LONG-TERM DEBT                                                                               147,500          153,500
                                                                                          ----------         --------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                                    3,499            4,176
                                                                                          ----------         --------

DEFERRED INCOME TAXES                                                                          2,195            1,875
                                                                                          ----------         --------
14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value, 1,250,000 shares
   authorized, 1,042,460 issued and outstanding                                               41,404           35,907
                                                                                          ----------         --------
STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $0.01 par value, 100 shares authorized, issued and outstanding                    -                -
   Paid-in capital                                                                            19,369           18,525
   Receivables from sale of Holdings' common stock                                              (822)            (336)
   Predecessor basis adjustment                                                              (13,038)         (13,038)
   Cumulative translation adjustment                                                            (851)          (1,368)
   Accumulated deficit                                                                       (25,626)         (18,266)
                                                                                          ----------         --------
           Total stockholder's equity (deficit)                                              (20,968)         (14,483)
                                                                                          ----------         --------
           Total liabilities and stockholder's equity (deficit)                            $ 210,872         $211,060
                                                                                          ==========         ========



         The accompanying notes to financial statements are an integral part of these statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                         -----------------------------------------------


                                                                            1999             1998              1997
                                                                         -----------       -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  (1,863)        $  (3,745)       $  (5,341)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Deferred income tax provision                                             29               (42)            (167)
       Depreciation and amortization                                         24,491            17,234           13,294
       Extraordinary loss on debt extinguishment                                  -             4,329                -
       Changes in operating assets and liabilities-
         Trade accounts receivable, net                                      (5,861)           (7,813)          (1,513)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                270                89              109
         Notes receivable                                                       220               253            1,973
         Scaffolding equipment                                                4,140             4,264            4,540
         Accounts payable and accrued expenses                                2,194             7,940               15
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                (69)               54              109
       Other                                                                 (2,403)            4,190           (1,036)
                                                                          ---------         ---------         --------
           Net cash provided by operating activities                         21,148            26,753           11,983
                                                                          ---------         ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (23,452)          (25,519)         (14,733)
   Receipts on note receivable from WMIS                                      2,175             2,700            2,200
   Proceeds from sales of property and equipment other than
     scaffolding                                                                 55                43               37
   Payments for acquisitions                                                 (1,875)           (2,100)               -
                                                                          ---------         ---------         --------
           Net cash used for investing activities                           (23,097)          (24,876)         (12,496)
                                                                          ---------         ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                   -           130,000                -
   Payments of long-term debt                                                (5,000)         (121,250)          (8,250)
   Borrowings (payments) of revolving loans                                   3,960            (4,500)           4,500
   Payments on notes payable and capital lease obligations                     (605)             (438)               -
   Debt issuance financing costs                                                  -            (4,829)               -
   Issuance of preferred stock                                                    -                 -            1,062
   Capital contribution from Holdings                                           713                48              537
                                                                          ---------         ---------         --------
         Net cash used for financing activities                                (932)             (969)          (2,151)
                                                                          ---------         ---------         --------

                         (Continued on following page)

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                       ------------------------------------------------
                                                                            1999             1998              1997
                                                                       ------------      -----------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           $ (2,881)       $     908         $  (2,664)

CASH AND CASH EQUIVALENTS, beginning of period                                3,125            2,217             4,881
                                                                           --------        ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                    $   244        $   3,125         $   2,217
                                                                           ========        =========         =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                           $ 16,008         $ 11,469          $ 14,138
   Income taxes paid                                                              -                -               113

NONCASH TRANSACTIONS:
   Paid in-kind accretion of preferred stock dividends                    $   5,497        $   4,767         $   4,172
   Receipt of scaffolding as payment in lieu of cash on accounts
     receivable                                                                   -                -               422
   Purchase of equipment with capital lease                                     600            3,800                 -









         The accompanying notes to financial statements are an integral part of these statements.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                      (in thousands except share amounts)




                                                   Receivables
                                                   from Sale of
                          Common Stock              Holding's       Predecessor                Cumulative
                         --------------  Paid In      Common            Basis     Accumulated  Translation            Comprehensive
                         Shares Dollars  Capital      Stock          Adjustment    Deficit     Adjustment    Total    Income (Loss)
                         ------ -------  -------   ------------     -----------   -----------  -----------  -------   --------------
Balance,
   December 31,
   1996                  100        -     17,604           -           (13,038)         (241)         (78)    4,247
Comprehensive
   income (loss):
   Net income
     (loss)                -        -          -           -                 -        (5,341)           -    (5,341)      $(5,341)
   Translation
     adjustment            -        -          -           -                 -             -         (447)     (447)         (447)
                                                                                                                          -------
Comprehensive
     (loss)                                                                                                               $(5,788)
                                                                                                                          =======
Paid-in-kind
   accretion of
   preferred
   dividends               -        -          -           -                 -        (4,172)           -    (4,172)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.          -        -        873           -                 -             -            -       873
Issuance of
   promissory
   notes from
   officers and
   employees               -        -          -        (336)                -             -            -      (336)
                       -----    -----     ------      ------          --------        ------        -----   -------
Balance,
   December 31,
   1997                  100        -     18,477        (336)          (13,038)       (9,754)        (525)   (5,176)
                       -----    -----     ------      ------          --------        ------        -----   -------




                         (Continued on following page)

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (Continued)
                       (in thousands except share amounts)



                                                   Receivables
                                                   from Sale of
                          Common Stock              Holding's       Predecessor                Cumulative
                         --------------  Paid In      Common           Basis      Accumulated  Translation            Comprehensive
                         Shares Dollars  Capital      Stock          Adjustment     Deficit     Adjustment   Total    Income (Loss)
                         ------ -------  -------   ------------     -----------   -----------  -----------  -------   --------------

Balance,
   December 31,
   1997                    100     $ -  $ 18,477      $(336)          $(13,038)   $  (9,754)   $   (525)    $(5,176)
Comprehensive
   income (loss):
   Net income
     (loss)                  -       -         -          -                  -       (3,745)          -     (3,745)     $(3,745)
   Translation
     adjustment              -       -         -          -                  -            -        (843)      (843)        (843)
                                                                                                                        -------
Comprehensive
   (loss)                                                                                                               $(4,588)
                                                                                                                        =======
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.            -       -        48          -                  -            -           -         48
Paid-in-kind
   accretion of
   preferred
   dividends                 -       -         -          -                  -       (4,767)          -     (4,767)
                         -----   -----   -------   --------           --------     --------     -------   --------
Balance,
   December 31,
   1998                   100      $ -   $18,525      $(336)          $(13,038)    $(18,266)    $(1,368)  $(14,483)
                         =====   =====   =======   ========           ========     ========     =======   ========



                         (Continued on following page)

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                       (in thousands except share amounts)





                                                   Receivables
                                                   from Sale of
                          Common Stock              Holding's       Predecessor                Cumulative
                         --------------  Paid In      Common           Basis      Accumulated  Translation            Comprehensive
                         Shares Dollars  Capital      Stock         Adjustment      Deficit     Adjustment   Total    Income (Loss)
                         ------ -------  -------   ------------     -----------   -----------  -----------  -------   --------------
Balance,
   December 31,
   1998                     100    $ -   $18,525       $(336)         $(13,038)    $ (18,266)   $ (1,368)  $(14,483)
Comprehensive
   income (loss):
   Net income
     (loss)                  -       -         -           -                 -        (1,863)          -     (1,863)     $(1,863)
   Translation
     adjustment              -       -         -           -                 -             -         517        517          517
Comprehensive                                                                                                            -------
   (loss)                                                                                                                 (1,346)
                                                                                                                         =======
Paid-in-capital              -       -       131           -                 -             -           -        131
   from Stock
   options

Issuance of
   promissory
   notes from
   officers and
   employees                 -       -         -       (486)                 -             -           -       (486)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.            -       -       713          -                  -             -           -        713
Paid-in-kind
   accretion of
   preferred
   dividends                 -       -         -          -                  -        (5,497)          -     (5,497)
                         -----   -----  --------      -----           --------      --------      ------   --------
Balance,
   December 31,
   1999                    100     $ -  $ 19,369      $(822)          $(13,038)     $(25,626)      $(851)  $(20,968)
                         =====   =====  ========      =====           ========      ========      ======   ========


         The accompanying notes to financial statements are an integral part of this statement.

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)


1.  ORGANIZATION AND BUSINESS:

Brand Scaffold Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 64.4% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.2% by Carlisle Enterprises, L.P. ("Carlisle"), 18.3% by Rust International Inc. ("Rust International") through its wholly owned subsidiary, Rust Industrial Services Inc. ("RIS") and 8.1% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management Industrial Services, Inc. ("WMIS").

The Company believes it operates in one segment. The Company provides scaffolding services primarily to refining, chemical, petrochemical, pulp and paper, and utility industries, and to a lesser extent and general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

The Company's services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe that a material concentration of credit risk exists, except that one customer accounted for 13%, 15% and 17% of revenue for the years ended December 31, 1999, 1998, and 1997, respectively.

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

Rental and Sales of Scaffolding

For the years ended December 31, 1999, 1998 and 1997 revenues from the rental of scaffolding were $54,653, $50,137 and $40,847 respectively.

The Company periodically sells scaffolding to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense the net book value of the scaffolding. Net book value is determined, assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis. Revenues and gross profit from sales of scaffolding were $5,731 and $1,591, respectively, for the year ended December 31, 1999, $5,757 and $1,493, respectively, for the year ended December 31, 1998, and $7,714 and $3,174, respectively, for the year ended December 31, 1997.

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

For the years ended December 31, 1999, 1998 and 1997, depreciation and amortization expense was $23,769, $16,509, and $12,325 respectively.

Deferred Financing Costs

The Company deferred financing costs of $6,624 which is being amortized over the life of the Credit Agreement. In 1998, the Company recorded an extraordinary loss of $4.3 million to write off deferred financing costs related to the early extinguishment of debt. For the years ended December 31, 1999, 1998 and 1997, amortization expense was $722, $725, and $969 respectively. Accumulated amortization was $700 and $924, as of December 31, 1999 and 1998, respectively. In connection with the February 1998 issuance of senior notes, the Company incurred financing fees and expenses of $4.8 million, which were deferred and are being amortized over 10 years.

Derivative Financial Instruments

The Company uses an interest rate collar to hedge its exposure to interest rate fluctuations. The collar has the effect of establishing a maximum and a minimum interest rate on a portion of the Company's underlying variable rate debt obligations. The maximum and minimum interest rates associated with the interest rate collar are 8.50% and 5.69%, respectively. In 1998, the Company recorded an expense of $599 related to this interest rate collar.

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

3.  NOTES RECEIVABLE:

Notes receivable result from scaffolding sales. As of December 31, 1999, and 1998, $671 and $891 of such notes maturing in 2 to 4 years were outstanding with interest rates ranging from 8.5% to 9.0%, and 9.75% to 11.00% respectively.

4.  INCOME TAXES:

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

For the years ended December 31, 1999, 1998 and 1997, such provision consisted of a deferred domestic tax (benefit) of ($29), ($238) and ($287), current foreign tax (benefit) expense of ($29), $42 and $167, and deferred foreign tax expense of $58, $196 and $120, respectively.

The reconciliation of the statutory federal income tax (benefit) expense on the Company's pretax income (loss) to the actual provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                  1999        1998         1997
                                                                               ----------  ----------  -----------

     Statutory federal income taxes                                                $(633)    $(1,333)     $(1,869)
     State and local taxes, net of federal                                           (95)       (251)        (174)
     Foreign taxes                                                                     7          54          287
     Valuation allowance                                                             604       1,240        1,918
     Other                                                                           117         290         (162)
                                                                                   -----     -------      -------
                Provision for income tax                                             $ -         $ -          $ -
                                                                                   =====     =======      =======


The components of the net deferred income tax liability as of December 31, 1999 and 1998, are as follows:


                                                                                         1999          1998
                                                                                      -----------   ----------

     Deferred tax assets:
        Accrued liabilities                                                               $ 8,342    $  7,925
        Property and equipment                                                              1,001       1,674
        Net operating loss carryforward                                                    35,491      34,401
        Valuation allowance                                                                (8,940)     (8,336)
                                                                                          -------    --------
                 Deferred tax assets                                                      $35,894    $ 35,664
                                                                                          -------    --------



     Deferred tax liabilities:
        Note receivable from WMIS                                                          $    -    $   (870)
        Property and equipment                                                            (34,161)    (32,966)
                                                                                          -------    --------
                 Deferred tax liabilities                                                 (34,161)    (33,836)
                                                                                          -------    --------
     Deferred income tax asset, net                                                       $ 1,733    $  1,828
                                                                                          =======    ========

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 1999, the valuation allowance of $8,940 was recorded, which increased $604 for the year ended December 31, 1999. As of December 31, 1998, a valuation allowance of $8,336 was recorded, which increased $1,240 for the year ended December 31, 1998.

At December 31, 1999, the Company had net operating loss carryforwards, for federal income tax purposes, of $88,729 which expire in various years between 2011 and 2018.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The major components of accounts payable and accrued expenses as of December 31, 1999 and 1998, are as follows:

                                                                                           1999        1998
                                                                                        ----------  ----------

     Accounts payable                                                                   $   3,896   $   4,024
     Payroll and related accruals                                                           6,137       6,419
     Workers compensation and health benefit liabilities                                    8,947       6,304
     Accrued interest                                                                       5,230       5,128
     Other                                                                                  1,438       1,579
                                                                                        ---------   ---------
                                                                                         $ 25,648    $ 23,454
                                                                                        =========   =========

6.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations as of December 31, 1999 and 1998, are as follows:


                                                                                           1999        1998
                                                                                        ---------    --------
     Notes payable                                                                        $   935     $1,375
     Capital lease obligations                                                              3,467      3,632
                                                                                          -------     ------
                                                                                            4,402      5,007

     Less-  Current portion                                                                   903        831
                                                                                          -------     ------
                                                                                          $ 3,499     $4,176
                                                                                          =======     ======


Notes payable consist of several promissory notes with interest rates of 8.5%. Future principal payments total $283 for 2000, $283 for 2001, $283 for 2002 and $86 for 2003.

7.  DEBT AND BORROWING ARRANGEMENTS:
    --------------------------------

At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                                                    1999          1998
                                                                                 -----------  ------------

     Term loans                                                                  $   27,460    $   28,500
     10-1/4% Senior Notes                                                           130,000       130,000
                                                                                 ----------    ----------
                                                                                                        -
                                                                                    157,460       158,500

     Less-  Current portion                                                           9,960         5,000
                                                                                 ----------    ----------
                 Long-term debt                                                  $  147,500    $  153,500
                                                                                 ==========    ==========


In 1996, in connection with the Acquisition, the Company entered into a Credit Agreement which provided for Term Loan Commitments under Senior Secured Credit facilities totaling $160 million, and a Revolving Loan Commitment totaling $30 million. In February 1998, the Company issued $130 million of 10-1/4% Senior Notes due February 2008. The offering was underwritten by DLJ. The proceeds of this offering were used to repay $120 million of the Term Loans outstanding under the Credit Agreement. In addition, in February 1998, the Company amended the Credit Agreement to reduce the total facility to $60 million. In March 1999, the Company also secured a $30 million Term B Loan commitment to enable the company to make further acquisitions. This amendment included revisions to certain covenant requirements. In connection with the Credit Agreement, the Company incurred administrative and commitment fees, included in interest expense, of $183, $208, and $216 for the years ended December 31, 1999, 1998 and 1997.

Maturities of long-term debt as of December 31, 1999, are as follows:

          Year
          ----
          2000                                                                                   $   6,000
          2001                                                                                       8,500
          2002                                                                                      12,960
          2003                                                                                           -
          2004                                                                                           -
          Thereafter                                                                               130,000
                                                                                                 ---------
                                                                                                 $ 157,460
                                                                                                 =========

Interest rates are determinable under the Credit Agreement based upon certain market "Base Rates" or LIBOR, plus an "Applicable Margin" of between 1.75% to 3.5%. The Applicable Margins for Tranche B and Tranche C loans are fixed while those for Tranche A loans ($23,500, $28,500, and $51,000 as of December 31, 1999, 1998, and 1997, respectively), vary based, generally, on earnings performance. The average interest rate under Term Loans in effect during the years ended December 31, 1999, 1998 and 1997, was 9.87%, 9.80%, and 8.90%,
respectively. Interest expense on the Term Loans and the Senior Notes for the years ended December 31, 1999, 1998 and 1997, was $15,499, $17,060, and $13,984,
respectively.

Revolving loan commitments equal an amount based upon an eligible borrowing base, as defined, with a maximum available limit of $30 million. The loan expires September 30, 2002, and interest rates are based on certain market "Base Rate" or LIBOR plus a margin of between 1.75% and 3.5% (generally based on earnings performance). At December 31, 1999 and 1998, the available borrowing base (which is net of outstanding borrowings) was $12,654, and $16,244, respectively. As of December 31, 1999 and 1998, amounts borrowed under the revolving loan were $3,960 and $-0-, respectively. Any borrowings under the revolving loan commitment in excess of $10 million must be repaid once per year, in accordance with the Credit Agreement. Interest expense on the revolving loan for the years ended December 31, 1999, 1998 and 1997, was $509, $100, and $119 respectively.

Substantially all assets of the Company are pledged as collateral for the Credit Agreement. In addition, the Company is required to comply with various affirmative and negative covenants in the Credit Agreement, including financial covenants requiring certain levels of net worth to be maintained and the achievement of certain financial ratios. The Company was in compliance with the various affirmative and negative covenants at December 31, 1999.

As part of the Acquisition, the Company issued a Subordinated Note (the Subordinated Note) to Rust International totaling $14.5 million due 2008. The Subordinated Note was recorded at its fair value of $4.8 million, assuming an effective interest rate of 18% per annum. On September 30, 1996, Holdings assumed all obligations under the Subordinated Note by making a capital contribution to the Company of $4.8 million, which is included in paid-in capital of the Company. Because Holdings has no revenue generating activities, other than its ownership of the Company, it is likely that the Company's cash flows will service all or part of Holding's obligation under the Subordinated Note. Subject to certain conditions, Holdings has the option of paying interest, calculated annually, through the issuance of additional Subordinated Notes in lieu of cash. Additionally, based on Holdings' financial performance, the Subordinated Note's interest and principal payments may be delayed or accelerated. The fair market value of the Subordinated Note is approximately $6.2 million and $7.0 million as of December 31, 1999 and 1998, respectively. No principal or interest cash payments were made during 1999 or 1998.

8.  LEASE OBLIGATIONS:

The Company leases a portion of its operating and office facilities under operating leases. For the years ended December 31, 1999, 1998 and 1997, rent expense was $1,735, $1,538, and $1,334, respectively.

The Company leases certain scaffolding equipment under capital leases. The net book value of the scaffolding equipment under capital lease was $3,398 as of December 31, 1999. The future minimum lease payments under noncancelable leases as of December 31, 1999, are as follows:


                                                                                          Capital     Operating
     Year                                                                                 Leases       Leases
     ----                                                                                ---------   ----------
     2000                                                                                  1,069        1,763
     2001                                                                                  1,069        1,640
     2002                                                                                  1,069        1,292
     2003                                                                                    858          760
     2004                                                                                      -          408
     Thereafter                                                                                -          453
                                                                                         -------      -------
                Total minimum lease payments                                               4,065      $ 6,316
                                                                                                      =======
     Less-  Imputed interest component                                                       598
                                                                                         -------
                Present value of net minimum lease payments                              $ 3,467
                                                                                         =======


9.   COMMITMENTS AND CONTINGENCIES:

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

The Company has available Letter of Credit Commitments in an amount not to exceed $15 million, of which $9,530, $8,000 and $6,751 was outstanding with a bank at December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company paid fees related to such commitments (included in interest expense) of $285, $216, and $134, respectively.

10.  SENIOR EXCHANGEABLE PREFERRED STOCK:

The Company has authorized 1,250,000 shares and has issued and outstanding 1,042,460 of Senior Exchangeable Preferred Stock (the "Senior Preferred Stock"). The Senior Preferred Stock is mandatorily redeemable on March 31, 2008, at a redemption price equal to aggregate liquidation value plus unpaid dividends. The liquidation value of each share of Senior Preferred Stock is $25 at issuance. Dividends are calculated quarterly on the liquidation value of such shares at 14.5% annually. For the five-year period ended September 30, 2001, such dividends accrete on a compounded basis and increase the liquidation value. Dividends are payable in cash subsequent to this date. For the years ended December 31, 1999, 1998 and 1997, dividends of $5,497, $4,767, and $4,172 were accreted. As a result, the loss attributable to common stockholders for the years ended December 31, 1999, 1998 and 1997, was $7,360, $8,512, and $9,513,
respectively.

The Senior Preferred Stock carries no voting rights, but its holders have certain defined rights upon certain events occurring. In the event of a change in control of the Company, each holder of Senior Preferred Stock will have the right to require the Company to repurchase its shares at 101% of the liquidation value. The Company may redeem the Senior Preferred Stock at certain premiums to the liquidation value at any time after September 30, 2001. Additionally, at the option of the Company, the Senior Preferred Stock is exchangeable into 14.5% Subordinated Exchange Debentures due 2008, under certain conditions.

11.  STOCKHOLDER'S EQUITY (DEFICIT):

The Company has authorized, issued and outstanding 100 shares of $.01 par common stock. All of the common stock of the Company is owned by Holdings.

12.  PARENT COMPANY TRANSACTIONS:

Holdings has authorized 15,000,000 shares and issued and outstanding 13,383,123 shares of $.01 par common stock.

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

In 1999, 1998 and 1997, Holdings made a capital contribution to the Company of $713, $48, and $873, respectively, representing cash and notes received by the Company from the sale of Holdings' common stock to certain directors, officers and employees of the Company. At December 31, 1999 and 1998 certain officers and employees of the Company have outstanding promissory recourse notes in the aggregate amount of $822 and $336, respectively, which were issued to the Company as consideration for a portion of the above Holdings' common stock. These notes earn interest at a rate between 5.22% and 7.03% and mature between 2002 and 2006. These notes are secured by 643,500 shares owned by such officers and employees.

In 1997, the Board of Directors of Holdings approved a stock option plan for key employees of the Company. During 1998 and 1997, Holdings granted certain employees options to acquire 109,000 and 963,500 shares of Holding's common stock, respectively. The options were granted with an exercise price of $1.00 per share which management believes approximated the fair value of Holdings' common stock at the date of grant. The options vest over a maximum of ten years and a minimum of five years provided certain performance criteria are met. Unvested options are subject to forfeiture, upon employee termination, as defined. Additionally, any shares acquired upon exercise are subject to repurchase rights of the Company upon termination of employment, as defined. Upon a change of control, as defined, all unvested options will vest. The weighted average exercise price for the options outstanding in 1999, 1998 and 1997 is $1.00.

Stock option transactions under the plan for 1999, 1998 and 1997 are summarized below:


                                                       1999                 1998                 1997
                                                 ----------------     ----------------     ----------------
                                                 Number of Shares     Number of Shares     Number of Shares
                                                 ----------------     ----------------     ----------------
Options outstanding at beginning of year              1,013,500              963,500                    -

Options granted                                               -              109,000              963,500

Options canceled                                         98,000               59,000                    -

Options exercised                                       645,700                    -                    -
                                                      ---------            ---------              -------

Options outstanding at end of year                      269,800            1,013,500              963,500
                                                      ---------            ---------              -------

Exercisable at end of year                              160,020              364,300                  -0-
                                                      ---------            ---------              -------

The Company adopted the disclosure-only provisions under SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123"). The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation cost for these options been determined consistent with SFAS 123, the Company's net loss would reflect the following for the year ended December 31:


        Net Loss                             1999      1998       1997
        --------                           --------  --------   --------
        As reported                        $(1,863)  $(3,745)   $(5,341)
        Pro forma                           (1,916)   (3,786)    (5,384)


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

13.  RELATED-PARTY TRANSACTIONS:

Certain shareholders of Holdings receive a quarterly Management Advisory Fee in return for management, advisory and other services rendered. Such fees totaled $500, $500 and $500, for the years ended December 31, 1999, 1998 and 1997, respectively.

In connection with the Acquisition, the Company entered into a Transitional Services Agreement with WMIS and Rust International. In consideration of certain services to be rendered by the Company and the licenses and preferred customer status granted by the Company, WMIS paid to the Company $725 per quarter through September 30, 1999 ($8.7 million in total). The Company recorded $7,438 as a note receivable from WMIS in purchase accounting. The balance of $1,263 was being accounted for as a reduction to the Company's operating expenses in the period the aforementioned services are provided. For the years ended December 31, 1999 and 1998, the Company received $2,175 and $2,900, respectively. For the years ended December 31, 1999, 1998 and 1997 operating expenses were reduced by $0, $200 and $700, respectively. In addition, the company provides computer support to WMIS and receives payment of $75 per month for such services.

14.  EMPLOYEE BENEFIT PLAN:

In 1997, the Company established the Brandshare 401(k) Savings Plan and Profit Sharing Plan. Substantially all employees are eligible to participate in the Plan. Participants may elect to defer 2% to 15% of their salary. The Company, at its sole discretion, may make matching contributions to the Plan. For the years ended December 31, 1999, 1998 and 1997, the Company expensed $359, $345, and $318 respectively, for contributions to the Plan.

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts approximate fair value.

Notes Receivable - The fair value of notes receivable are based on discounted future cash flows at current interest rates.

Revolving Loan - The carrying amounts of the borrowings under the Credit Agreement approximate their fair value because such borrowings carry variable interest rates.

Term Loans - The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

Senior Notes - The fair value of the senior notes is based on market rates obtained from dealers.

14.5% Senior Exchangeable Preferred Stock - The liquidation approximate fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998, are as follows:



                                                                     1999                       1998
                                                            ----------------------     ---------------------
                                                            Carrying       Fair        Carrying      Fair
                                                             Amount        Value        Amount       Value
                                                            ---------   ----------     --------    ---------


     Cash and cash equivalents                               $    244     $    244     $  3,125    $   3,125
     Notes receivable                                             671          671          891          891
     Revolving loan                                             3,960        3,960            -            -
     Term loans                                                23,500       23,500       28,500       28,500
     Senior notes                                             130,000      118,300      130,000      123,500
     Notes payable and capital lease obligations                4,402        4,402        5,007        5,007
     14.5% Senior exchangeable preferred stock                 41,404       29,189       35,907       35,902



16.  ACQUISITIONS:

In August 1999, the Company acquired the stock of Scaffold-Jax, Inc. for a purchase price of $1.2 million, ($1.0 million in cash and $200 in a note to be paid two years after closing). There was no excess cost of assets acquired over the amounts assigned to net tangible assets at the date of acquisition. Scaffold-Jax, Inc. is a Jacksonville, Florida based company and services both the industrial and commercial market.

In April 1999, the Company acquired the operating assets of Philip Scaffold Corporations ("Philip") for a purchase price of $875. Philip operates out of Denver and Grand Junction, Colorado and is an industrial scaffold operation with its major customers being power companies and refineries.

In October 1998, the Company acquired the operating assets of The Brook Company, Ltd. ("Brook") for a purchase price net of cash acquired of $3.1 million ($1.7 million of cash and $1.4 million in notes payable). There was no excess cost of assets acquired over the amounts assigned to net tangible assets at the date of the acquisition. Brook is a New Orleans based specialty provider of temporary structures and enclosures for the special events market

In September 1998, the Company acquired the operating assets of Scaffold Rental and Erection ("SRE") for a purchase price net of cash acquired, of $4.2 million ($400 of cash and $3.8 million in notes payable and capital lease obligations). The excess cost of assets acquired over the amounts assigned to net tangible assets at the date of acquisition was $100. SRE is an Atlanta based company that provides scaffolding services to industrial customers primarily in the southeastern states.



17.  ACCOUNTING STANDARD NOT YET IMPLEMENTED:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Exhibit
Number                         Description
-------                        -----------
 3.1 --  Certificate of Incorporation of the Registrant(1)

 3.2 --  Certificate of Amendment of Certificate of Incorporation of the
         Registrant(1)

 3.3 --  Amended and Restated By-Laws of Brand Scaffold Services, Inc.(1)

 4.1 --  Amended and Restated Certificate of Designations,  Preferences and
         Rights of 14.5% Senior Exchangeable Preferred Stock due 2008 (the
         "Preferred Stock")(1)

 4.2 --  Amended and  Restated  Shareholders  Agreement  dated as of  September
         30,  1996,  among DLJ  Merchant Banking Partners,  L.P., DLJ
         International Partners,  C.V., DLJ Offshore Partners,  C.V., DLJ
         Merchant Banking  Funding,  Inc.,  Carlisle-Brand  Investors,  L.P.,
         Rust  Industrial  Services Inc., DLJ Brand Holdings, Inc. ("Holdings"),
         Brand Scaffold Services, Inc. and Certain Individuals(1)

 4.3 --  Stock Option Agreement dated as of March 4, 1997, between Holdings and
         Carlisle Group, L.P.(1)

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

 4.6 - Registration Rights Agreement dated as of March 2, 1998, by and between the Company and DLJSC, relating to the Preferred
         Stock(1)

 4.7 --  Form of Indenture relating to the Company's 14.5% Junior Subordinated
         Exchange Debentures due 2008 (2) 5 - Opinion of Davis Polk & Wardwell,
         Counsel of the Registrant, regarding the validity of the securities being registered(2)

10.1 --  Credit Agreement dated as of September 30,  1996, among Brand Scaffold
         Services, Inc., the Banks party thereto, DLJ Capital, as Syndication
         Agent, and Bank of America, as Administrative Agent(1)

10.2 -- Purchase Agreement dated as of February 25, 1998, by and between the Company and DLJSC, as initial purchaser, relating to the Notes(1)

10.3 --  The Amended and  Restated  Transaction  Agreement  dated as of
         September  18, 1996 among DLJ Merchant Banking Partners,  L.P., DLJ
         International Partners,  C.V., DLJ Offshore Partners,  C.V., DLJ
         Merchant Banking Funding, Inc., Carlisle Enterprises, L.P., Holdings, the Company, Brand Scaffold Builders, Inc., Brand Scaffold Rental &
         Erection,  Inc.  702569 Alberta Ltd.,  Rust  International  Inc., Rust
         Industrial  Services  Inc.,  Rust Scaffold  Services  Inc.,  Rust
         Scaffold  Builders  Inc.,  and Rust Scaffold & Erection Inc.(1)

10.4 -- Employment Agreement dated as of October 1, 1996, between the Company and John M. Monter(1)

10.5 --  Employment Agreement dated as of July 29, 1996, between the Company and
         James "Marty" McGee(1)

10.6 --  Employment Agreement dated as of July 29, 1996, between the Company and
         Ronald W. Moore(1)

10.8 --  Offer Letter dated as of March 30, 1998, between the Company and Ian R.
         Alexander(1)

  12 --  Statement  of  Computation  of Ratio of  Earnings  to  Combined  Fixed
         Charges  and  Preferred  Stock Dividends(3)

  21 --  Subsidiaries of the Registrant(1)

  24 --  Powers of Attorney

27.3 --  Financial Data Schedule

(1) Incorporated herein by reference to exhibit of the same number in the Registrant's Registration Statement on Form S-1, Registration Number 333-56817.
(2)  Previously filed with the SEC
(3)  Filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Brand Scaffold Services, Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Brand Scaffold Services, Inc. included in this Form 10-K, and have issued our report thereon dated March 10, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



St. Louis, Missouri
March 10, 2000

                 BRAND SCAFFOLD SERVICES, INC. AND SUBSIDIARIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997,
                                 (In thousands)

                                                                               Additions and
                                                                Balance at      Charges to                   Balance at
                                                                Beginning        Costs and                     End of
           Description                                          of Period        Expenses        Writeoffs     Period
           -----------                                          ----------     -------------     ---------   ----------

December 31, 1999:
Allowance for doubtful accounts                                   $  812          $  540           $  (582)      $  770

December 31, 1998:
Allowance for doubtful accounts                                    1,000             423              (611)         812

December 31, 1997:
Allowance for doubtful accounts                                      925           1,140            (1,065)       1,000
