Form 10-Q
period 2000-03-31
BRAND SERVICES
filed 2000-05-12
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ---------------   ---------------

                        Commission file number 333-56813

                              BRAND SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                     13-3909681
 (State or other jurisdiction of incorporation or            (I.R.S. employer
                organization)                                identification no.)


15450 South Outer 40, #270, Chesterfield, MO                        63017
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (636) 519-1000

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

 Class of Common Stock                        Outstanding at April 30, 2000
    $.01 Par Value                                      100 shares

                                      INDEX
                                                                           Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated  Statements of Operations for the Three
              Months Ended March 31, 2000 and 1999                             2

              Consolidated Balance Sheets at March 31, 2000
              and December 31, 1999                                          3-4

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2000 and 1999                           5-6

              Notes to Consolidated Financial Statements                     7-9

     Item 2.  Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                          10-13

PART II - OTHER INFORMATION

     Item 6.  (a) Exhibits                                                    14
              (b) Reports on Form 8-K

SIGNATURES                                                                    14




                                    Page-1-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)

                                                           Three Months Ended
                                                                March 31
                                                              (unaudited)
                                                      -----------------------------
                                                          2000           1999
                                                      -----------------------------

Revenue ............................................     $ 67,810      $ 59,127
Operating expenses .................................       51,552        45,830
                                                      -----------------------------
  Gross profit .....................................       16,258        13,297
Selling and administrative expenses ................        8,990         7,935
                                                      -----------------------------
  Operating income .................................        7,268         5,362
Interest expense ...................................        4,703         4,479
Interest income ....................................          (27)          (37)
                                                      -----------------------------
  Pretax income ....................................        2,592           920
Provision for income tax ...........................         --            --
                                                      -----------------------------
  Net income .......................................        2,592           920
Less accretion of preferred stock dividends ........       (1,501)       (1,302)
                                                      -----------------------------
  Net income(loss)applicable to common stock .......     $  1,091      $   (382)
                                                      =============================

The accompanying notes are an integral part of the consolidated financial statements.





                                    Page-2-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                              March
                                                            31, 2000         December
                                                           (unaudited)       31, 1999
                                                         --------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............................    $  2,629        $    244
  Trade accounts receivable, net of allowance for
    doubtful accounts: $1,013;  $770 ...................      46,233          37,346
  Costs and estimated earnings in excess of billings
    on uncompleted contracts ...........................       3,409           1,786
  Notes receivable, current portion ....................         297             194
  Other current assets .................................       3,939           3,225
                                                         --------------------------------
      Total current assets .............................      56,507          42,795
PROPERTY AND EQUIPMENT:
  Land .................................................       1,654           1,652
  Buildings ............................................       2,898           2,829
  Vehicles and other equipment .........................      15,360          17,634
  Scaffolding equipment ................................     204,652         184,152
  Leasehold improvements ...............................         845             704
                                                         --------------------------------
    Total property and equipment, at cost ..............     225,409         206,971
  Less-Accumulated depreciation and amortization .......      50,665          45,118
                                                         --------------------------------
      Total property and equipment, net ................     174,744         161,853
                                                         --------------------------------
OTHER ASSETS:
  Intangible assets, net ...............................       3,715             968
  Deferred financing costs, net ........................       4,594           4,779
  Notes receivable, net of current portion .............         425             477
                                                         --------------------------------
      Total other assets ...............................       8,734           6,224
                                                         --------------------------------
TOTAL ASSETS ...........................................     239,985         210,872
                                                         ================================

The accompanying notes are an integral part of the consolidated financial statements.




                                    Page-3-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                              March
                                                             31, 2000         December
                                                           (unaudited)        31, 1999
                                                         ----------------------------------
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan ......................................... $  19,970        $   3,960
  Current maturities of long-term debt ...................     6,550            6,000
  Accounts payable .......................................    10,841            3,896
  Accrued expenses -
    Payroll and related accruals .........................     4,859            6,137
    Workers compensation and health benefits .............     9,199            8,947
    Other ................................................     6,164            7,571
  Billings in excess of costs and estimated earnings
    on uncompleted contracts .............................     1,081              731
                                                          ----------------------------
      Total current liabilities ..........................    58,664           37,242
                                                          ----------------------------
LONG-TERM DEBT ...........................................   150,438          147,500
                                                          ----------------------------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS...............     5,828            3,499
                                                          ----------------------------
DEFERRED INCOME TAXES ....................................     2,000            2,195
                                                          ----------------------------

  14.5% SENIOR EXCHANGEABLE
    PREFERRED STOCK ......................................    42,905           41,404
                                                          ----------------------------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares
    authorized, issued and outstanding ...................        --               --
  Paid-in capital ........................................    19,202           19,369
  Receivable from sale of Holding's Common Stock .........      (822)            (822)
  Predecessor basis adjustment ...........................   (13,038)         (13,038)
  Cumulative translation adjustment ......................      (656)            (851)
  Accumulated deficit ....................................   (24,536)         (25,626)
                                                          ----------------------------
    Total stockholder's equity (deficit) .................   (19,850)         (20,968)
                                                          ----------------------------
    Total liabilities and stockholder's equity (deficit).. $ 239,985        $ 210,872
                                                          ============================

The accompanying notes are an integral part of the consolidated financial statements.




                                    Page-4-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                    Three months ended
                                                                   March 31 (unaudited)
                                                               ------------------------------
                                                                   2000            1999
                                                               ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................        $  2,592        $    920
  Adjustments to reconcile net income (loss) to net cash
    Provided by operating activities -
    Depreciation and amortization .......................           5,892           4,626
    Gain on sale of fixed assets other than scaffolding..              (7)             (7)
Changes in operating assets and liabilities -
   Trade accounts receivable, net .......................          (8,874)         (4,685)
    Costs and estimated earnings in excess of billings...
      on uncompleted contracts ..........................          (1,623)           (305)
    Notes receivable ....................................               8             720
    Scaffolding equipment ...............................           1,192             836
    Accounts payable ....................................           6,639          (1,658)
    Accrued expenses ....................................          (3,093)         (3,336)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts ..........................             346              40
    Other ...............................................            (715)            768
                                                               ------------------------------
        Net cash used by operating activities ...........           2,357          (2,081)
                                                               ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................         (14,799)        (10,967)
  Acquisitions ..........................................          (4,200)           --
  Receipts on note receivable from WMIS .................            --                73
  Proceeds from sales of property and equipment
  other than scaffolding ................................               7               7
                                                               ------------------------------
       Net cash used by investing activities ............         (18,992)        (10,887)
                                                               ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..........................           5,000            --
  Payments of long-term debt ............................          (1,512)         (1,250)
  Redemption of Parent Company Stock ....................            (167)             (5)
  Borrowings/(payments) of revolving loan ...............          16,010          14,500
  Payments on capital lease obligation ..................            (311)           (211)
                                                               ------------------------------
     Net cash provided by financing activities ..........          19,020          13,034
                                                               ------------------------------
INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS ...........................................           2,385              66
CASH AND CASH EQUIVALENTS, beginning of
 period .................................................             244           3,125
                                                               ------------------------------
CASH AND CASH EQUIVALENTS, end of period ................        $  2,629        $  3,191
                                                               ==============================

The accompanying notes are an integral part of the consolidated financial statements.




                                    Page-5-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                                         Three months ended
                                                                        March 31 (unaudited)
                                                                    ------------------------------
                                                                        2000            1999
                                                                    ------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                        $ 7,632           $ 7,585
                                                                    ==============================

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends .                $ 1,501           $ 1,302
                                                                    ==============================

The accompanying notes are an integral part of the consolidated financial statements.




                                    Page-6-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ending March 31, 2000 and 1999. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1. Organization and Business
Brand Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 64.4% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.2% by Carlisle Enterprises, L.P. ("Carlisle"), 18.3% by Rust International, Inc. ("Rust International") through its wholly owned subsidiary Rust International Services, Inc. ("RIS"), and 8.1% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management Services, Inc. ("WMIS").

The Company believes it operates in one segment. The Company provides scaffolding services primarily to refining, chemical, petrochemical, utility and pulp and paper industries, and to a lesser extent, general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheet. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

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



                                    Page-7-

3. Acquisitions
In February 2000, the Company acquired the stock of Kwikrig, Inc. for a purchase price $3.0 million, consisting of $1.0 million of cash and $2.0 million of possible future payments conditioned upon the operating performance of Kwikrig over the period of three years. Kwikrig provides specialty scaffolding services for the film production industry and operates from two service locations in the Southern California area.

In March 2000, the Company acquired the operating assets of Mike Brown Grandstands for a purchase price of $6.5 million ($3.2 million in cash and $3.3 million in a note to be paid quarterly over the next 24 months). In conjunction with the acquisition, the Company recorded goodwill in the amount of $2.5 million based on the preliminary allocation of the purchase price of the acquisition. Mike Brown Grandstands is a major supplier of temporary seating to the outdoor sports and special events market and operates from service locations in California, Nevada, and Arizona.

These acquisitions were accounted for using the purchase method of accounting and the results of operations were included in the Company's results from the date of acquisition.

4. Debt and Borrowing Arrangements
At March 31, 2000 and December 31, 1999 long term-debt consisted of the following (in thousands):

                           March
                          31, 2000          December
                         (unaudited)        31, 1999
                         ------------------------------
Revolving Loans ........ $ 19,970           $  3,960
Term Loans .............   26,988             23,500
10 1/4% Senior Notes ...  130,000            130,000
  Less Current Portion..   26,520              9,960
                         ------------------------------
Long-Term Debt ......... $150,438           $147,500
                         ===============================


The total proceeds available under the revolving loan commitment is $30.0 million. The increased borrowings under the Revolving Loan were directly related to the capital expenditures and the acquisitions. In addition, a Term B loan facility in the amount of $30.0 million was added to the bank facility, of which $5.0 million was drawn on March 15, 2000. This Term B loan facility amortizes quarterly in amounts aggregating $50,000 in each of 2000, 2001 and 2002 and $4.85 million in 2003, with a final maturity of September 30, 2003. For the quarter ended March 31, 2000, the weighted average interest rate on loans outstanding under the term loan facility was 10.1%.





                                    Page-8-

5. Commitments and Contingencies
In the ordinary course of conducting its business, the Company becomes involved in various pending claims and lawsuits. These primarily relate to employee matters. The outcome of these matters is not presently determinable, however, in the opinion of management, based on the advice of legal counsel, the resolution of these matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

6. Comprehensive Income
For the three months ended March 31, 2000 and 1999, comprehensive income was $2.8 million and $1.3 million, respectively.

7. Accounting Standard Not Yet Implemented
In June 1998, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No.133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.






                                    Page-9-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


The matters discussed in this Form 10-Q of Brand Services, Inc. (the "Company") contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced herein. The forward looking statements contained herein reflect the Company's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

The following discussion and analysis should be read in conjunction with the attached condensed financial statements and notes thereto.

Overview

In September 1999, with unanimous consent of the Board of Directors of Brand Scaffold Services, Inc. the name of the corporation and the Certificate of Incorporation were changed to Brand Services, Inc. effective January 1, 2000.

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




                                    Page-10-

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

In February 2000, the Company acquired the stock of Kwikrig, Inc. for a purchase price of $3.0 million, consisting of $1.0 million of cash and $2.0 million of possible future payments conditioned upon the operating performance of Kwikrig over the period of three years. Kwikrig provides specialty scaffolding services for the film production industry and operates from two service locations in the Southern California area. Sustaining established relationships with a number of film production studios, Kwikrig will augment Brand's existing strength in the industrial and commercial scaffolding market segments of Southern California.

In March 2000, the Company acquired the operating assets of Mike Brown Grandstands for a purchase price of $6.5 million ($3.2 million in cash and $3.3 million in a note to be paid quarterly over the next 24 months). In conjunction with the acquisition, the Company recorded goodwill in the amount of $2.5 million based on the preliminary allocation of the purchase price of the acquisition. Mike Brown Grandstands is a major supplier of temporary seating to the outdoor sports and special events market and operates from service locations in California, Nevada, and Arizona. With their established market position in the Southwest and diversified seating product line, Mike Brown Grandstands will increase Brand's market share in the special events market.

These acquisitions were accounted for using the purchase method of accounting and the results of operations were included in the Company's results from the date of acquisition.

Results of Operations

Revenues - Revenues for the three months ended March 31, 2000 increased 14.7% to $67.8 million from $59.1 million for the same period in 1999. Labor revenue increased 13.8% to $50.0 million for the three months ended March 31, 2000 as compared to the same period in 1999. Rental revenue increased 18.7% to $16.2 million for the first quarter of 2000 compared to the same period in 1999. The increase in revenues was primarily attributable to increased activity in the industrial scaffolding market as well as the recent acquisitions. The Northern region had the strongest revenue gain compared to 1999 with a 86.3% increase.



                                    Page-11-

Gross Profit - Gross profit for the three months ended March 31, 2000 increased 22.3% to $16.3 million from $13.3 million for the same period in 1999. Labor gross profit (labor revenue less labor cost) increased 34.6% to $9.5 million for the three months ended March 31, 2000 as compared to the same period in 1999. Gross profit as a percentage of revenue increased for the three month period ended March 31, 2000 as compared to the same period in 2000, increasing to 24.0% from 22.5%.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended March 31, 2000 increased 13.3% to $9.0 million from $7.9 million for the same period in 1999. Selling and administrative expenses as a percentage of revenue for the three months ended March 31, 2000 decreased to 13.3% from 13.4% for the same period in 1999. The increase in SG&A expense was primarily attributable to the additional expenses assumed with the acquisition of new companies.

Operating Income - As a result of the above, operating income for the three months ended March 31, 2000 increased 35.6% to $7.3 million from $5.4 million for the same period in 1999.

Interest Expense - Interest expense for the three months ended March 31, 2000 increased 5.0% to $4.7 million from $4.5 million for the same period in 1999. For the quarters ended March 31, 2000 and 1999, the weighted average interest rate was 10.1% and 9.8%, respectively. The increase in expense is due to a higher outstanding debt balance and a higher weighted average interest rate on outstanding debt.

Net Income - Net income for the three months ended March 31, 2000 and 1999 was $2.6 million and $0.9 million respectively.


Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures, and working capital requirements. Due to the timing of the acquisitions of Kwikrig, Inc. and Mike Brown Grandstands, the Company had working capital of $(2.2) million and $6.0 million and cash of $2.7 million and $3.2 million, as of March 31, 2000 and 1999, respectively.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the three months ended March 31, 2000, total capital expenditures were $14.4 million.



                                    Page-12-

The other major uses of cash were the payment of interest on long term debt and principal on term loans. For the three months ended March 31, 2000 interest payments were $7.6 million and principal payments were $1.5 million.


Other Data

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

                                                                   Three Months Ended
                                                                        March 31
                                                                       (unaudited)
                                                               ----------------------------
                                                                   2000          1999
                                                               ----------------------------

Net Income (Loss)                                                   $2,592       $   920
Depreciation & Amortization Expense                                  5,892         4,626
Interest Expense                                                     4,703         4,479
Interest Income                                                        (27)          (37)
                                                               ----------------------------
                    EBITDA                                         $13,160       $ 9,988



                                    Page-13-

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


                                    BRAND SERVICES, INC.

Date:  May 12, 2000                 /s/ John M. Monter
                                    --------------------------------------------
                                    John M. Monter
                                    Chief Executive Officer, President


Date:  May 12, 2000                 /s/ Ian Alexander
                                    --------------------------------------------
                                    Ian Alexander
                                    Chief Financial Officer,
                                    Vice President, Finance







                                    Page-14-