Form 10-Q
period 2000-06-30
BRAND SERVICES
filed 2000-08-11
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                        Commission file number 333-56813

                              BRAND SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   13-3909681
(State or other jurisdiction of incorporation or          (I.R.S. employer
                organization)                            identification no.)

15450 South Outer 40, #270, Chesterfield, MO                     63017
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

     Class of Common Stock                         Outstanding at July 31, 2000
         $.01 Par Value                                      100 shares

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Statements of Operations for the Three
           Months and Six Months Ended June 30, 2000 and 1999                 2

           Consolidated Balance Sheets at June 30, 2000 and
           December 31, 1999                                                3-4

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999                                     5-6

           Notes to Consolidated Financial Statements                       7-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-13

PART II - OTHER INFORMATION

          Item 6.  (a) Exhibits                                              14
                   (b) Reports on Form 8-K

      SIGNATURES                                                             14



                                    Page -1-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)


                                                                  Three Months Ended               Six Months Ended
                                                                        June 30                         June 30
                                                                      (unaudited)                     (unaudited)
                                                            ---------------------------------------------------------------
                                                               2000              1999             2000              1999
                                                            ---------------------------------------------------------------
Revenue .............................................       $  69,086         $  53,936         $ 136,896         $ 113,063
Operating expenses ..................................          53,167            41,937           104,718            87,767
                                                            ---------         ---------         ---------         ---------
  Gross profit ......................................          15,919            11,999            32,178            25,296
Selling and administrative expenses .................           9,334             8,081            18,324            16,016
                                                            ---------         ---------         ---------         ---------
  Operating income ..................................           6,585             3,918            13,854             9,280
Interest expense ....................................           4,813             4,574             9,517             9,053
Interest income .....................................              (3)               (3)              (30)              (40)
                                                            ---------         ---------         ---------         ---------
  Pretax income .....................................           1,775              (653)            4,367               267
Provision for income tax ............................              --                --                --                --
                                                            ---------         ---------         ---------         ---------
  Net income ........................................           1,775              (653)            4,367               267
Less accretion of preferred stock dividends .........          (1,555)           (1,349)           (3,056)           (2,651)
                                                            ---------         ---------         ---------         ---------
  Net income(loss)applicable to common stock ........       $     220         $  (2,002)        $   1,311         $  (2,384)
                                                            =========         =========         =========         =========


The accompanying notes are an integral part of the consolidated financial statements.


                                    Page -2-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                                 June
                                                                               30, 2000      December
                                                                             (unaudited)     31, 1999
                                                                             --------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................................       $  1,195         $    244
  Trade accounts receivable, net of allowance for
    doubtful accounts: $893 and $770 .................................         45,116           37,346
  Costs and estimated earnings in excess of billings
    on uncompleted contracts .........................................          2,411            1,786
  Notes receivable, current portion ..................................            300              194
  Other current assets ...............................................          4,596            3,225
                                                                             --------         --------
      Total current assets ...........................................         53,618           42,795
                                                                             --------         --------
PROPERTY AND EQUIPMENT:
  Land ...............................................................          1,655            1,652
  Buildings ..........................................................          2,944            2,829
  Vehicles and other equipment .......................................         16,204           17,634
  Scaffolding equipment ..............................................        209,296          184,152
  Leasehold improvements .............................................            874              704
                                                                             --------         --------
    Total property and equipment, at cost ............................        230,973          206,971
  Less-Accumulated depreciation and amortization .....................         56,235           45,118
                                                                             --------         --------
      Total property and equipment, net ..............................        174,738          161,853
                                                                             --------         --------
OTHER ASSETS:
  Intangible assets, net .............................................          3,652              968
  Deferred financing costs, net ......................................          4,417            4,779
  Notes receivable, net of current portion ...........................            374              477
                                                                             --------         --------
      Total other assets .............................................          8,443            6,224
                                                                             --------         --------
TOTAL ASSETS .........................................................        236,799          210,872
                                                                             ========         ========

The accompanying notes are an integral part of the consolidated financial statements.





                                    Page -3-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                                June
                                                                              30, 2000         December
                                                                             (Unaudited)       31,  1999
                                                                             ---------------------------
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan ........................................................     $  17,300        $   3,960
  Current maturities of long-term debt ..................................         7,050            6,000
  Accounts payable ......................................................         5,477            3,896
  Accrued expenses -
    Payroll and related accruals ........................................         6,124            6,137
    Workers compensation and health benefits ............................        10,151            8,947
    Other ...............................................................         8,724            7,571
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ............................................         1,273              731
                                                                              ---------        ---------
      Total current liabilities .........................................        56,099           37,242
                                                                              ---------        ---------
LONG-TERM DEBT ..........................................................       148,425          147,500
                                                                              ---------        ---------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
                                                                                  5,551            3,499
                                                                              ---------        ---------
DEFERRED INCOME TAXES ...................................................         2,000            2,195
                                                                              ---------        ---------

  14.5% SENIOR EXCHANGEABLE
    PREFERRED STOCK .....................................................        44,460           41,404
                                                                              ---------        ---------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares
    authorized, issued and outstanding ..................................            --               --
  Paid-in capital .......................................................        19,446           19,369
  Receivable from sale of Holding's Common Stock ........................          (822)            (822)
  Predecessor basis adjustment ..........................................       (13,038)         (13,038)
  Cumulative translation adjustment .....................................        (1,008)            (851)
  Accumulated deficit ...................................................       (24,314)         (25,626)
                                                                              ---------        ---------
    Total stockholder's equity (deficit) ................................       (19,736)         (20,968)
                                                                              ---------        ---------
    Total liabilities and stockholder's equity (deficit) ................     $ 236,799        $ 210,872
                                                                              =========        =========

The accompanying notes are an integral part of the consolidated financial statements.



                                    Page -4-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                Six months ended
                                                                               June 30 (unaudited)
                                                                          ------------------------------
                                                                               2000            1999
                                                                          ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................    $  4,367          $    267
  Adjustments to reconcile net income (loss) to net cash
    Provided by operating activities -
    Depreciation and amortization .......................................      12,268            10,037
    Gain on sale of fixed assets other than scaffolding .................         (33)              (36)
Changes in operating assets and liabilities -
   Trade accounts receivable, net .......................................      (7,757)            1,362
    Costs and estimated earnings in excess of billings
      on uncompleted contracts ..........................................        (625)              775
    Notes receivable ....................................................          56               100
    Scaffolding equipment ...............................................       1,474             1,632
    Accounts payable ....................................................       1,275            (1,587)
    Accrued expenses ....................................................       1,684               (15)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts ..........................................         538                50
    Other ...............................................................      (1,371)              648
                                                                             --------          --------
        Net cash used by operating activities ...........................      11,876            13,233
                                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................................     (21,562)          (14,079)
  Acquisitions ..........................................................      (4,200)             (875)
  Receipts on note receivable from WMIS .................................          --             1,450
  Proceeds from sales of property and equipment
  Other than scaffolding ................................................          33                45
                                                                             --------          --------
       Net cash used by investing activities ............................     (25,729)          (13,459)
                                                                             --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..........................................       5,000                --
  Payments of long-term debt ............................................      (3,025)           (2,500)
  Redemption of Holding's Common Stock ..................................        (167)               (5)
  Capital Contributions from Holdings ...................................         244                --
  Borrowings/(payments) of revolving loan ...............................      13,340             1,005
  Payments on capital lease obligations .................................        (588)             (421)
                                                                             --------          --------
     Net cash provided by financing activities ..........................      14,804            (1,921)
                                                                             --------          --------
INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS ...........................................................         951            (2,147)
CASH AND CASH EQUIVALENTS, beginning of
 Period .................................................................         244             3,125
                                                                             --------          --------
CASH AND CASH EQUIVALENTS, end of period ................................    $  1,195          $    978
                                                                             ========          ========

The accompanying notes are an integral part of the consolidated financial statements.






                                    Page -5-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)


                                                                          Six months ended
                                                                         June 30 (unaudited)
                                                                    ------------------------------
                                                                        2000            1999
                                                                    ------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                          $9,633           $ 8,505
                                                                    ==============================

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends.                   $3,056           $ 2,651
                                                                    ==============================


The accompanying notes are an integral part of the consolidated financial statements.





                                    Page -6-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1.       Organization and Business
Brand Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 62.9% by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), 9.0% by Carlisle Enterprises, L.P. ("Carlisle"), 17.9% by Rust International, Inc. ("Rust International") through its wholly owned subsidiary Rust International Services, Inc. ("RIS"), and 10.2% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management Services, Inc. ("WMIS").

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







                                    Page -7-

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

In March 2000, the Company acquired the operating assets of Mike Brown Grandstands for a purchase price of $6.5 million ($3.2 million in cash and $3.3 million in a note to be paid quarterly over the next 60 months). In conjunction with the acquisition, the Company recorded goodwill in the amount of $2.5 million based on the preliminary allocation of the purchase price of the acquisition. Mike Brown Grandstands is a major supplier of temporary seating to the outdoor sports and special events market and operates from service locations in California, Nevada, and Arizona.

These acquisitions were accounted for using the purchase method of accounting and the results of operations were included in the Company's results from the date of acquisition.

4.       Debt and Borrowing Arrangements
At June 30, 2000 and December 31, 1999 long term-debt consisted of the following (in thousands):


                                                                  June
                                                                30, 2000        December 31,
                                                               (unaudited)          1999
                                                             ----------------------------------
      Revolving Loan.............................               $ 17,300         $  3,960
      Term Loans.................................                 25,475           23,500
      10 1/4% Senior Notes.......................                130,000          130,000
        Less Current Portion.....................                (24,350)          (9,960)
                                                             ----------------------------------
      Long-Term Debt.............................               $148,425         $147,500
                                                             ==================================


At June 30, 2000, the total proceeds available under the revolving loan commitment is $30.0 million. A Term B loan facility in the amount of $30.0 million was added to the bank facility, of which $5.0 million was drawn on March 15, 2000. This Term B loan facility amortizes quarterly in amounts aggregating $50,000 in each of 2000, 2001 and 2002 and $4.85 million in 2003, with a final maturity of September 30, 2003. For the quarter ended June 30, 2000, the weighted average interest rate on loans outstanding under the term loan facility was 10.2%.

5.       Commitments and Contingencies
In the ordinary course of conducting its business, the Company becomes involved in various pending claims and lawsuits. These primarily relate to employee matters. The outcome of these matters is not presently determinable, however, in the opinion of management, based on the advice of legal counsel,



                                    Page -8-
the resolution of these matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

6.       Comprehensive Income
For the three months ended June 30, 2000 and 1999, comprehensive income (loss) was $1.4 million and $(.3) million, respectively, and for the six months ended June 30, 2000 and 1999, comprehensive income was $4.2 million and $.9 million, respectively.

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






                                    Page -9-

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




                                   Page -10-

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

These acquisitions were accounted for using the purchase method of accounting and the results of operations were included in the Company's results from the date of acquisition

Results of Operations

Revenues - Revenues for the three months ended June 30, 2000 increased 28.1% to $69.1 million from $53.9 million for the same period in 1999. Revenues for the six month period ended June 30, 2000 increased 21.1% to $136.9 million from $113.1 million for the same period in 1999. Labor revenue increased 25.2% to $49.7 million for the three months ended June 30, 2000 as compared to the same period in 1999 and 19.2% to $99.7 million for the six month period ended June 30, 2000 as compared to the same period in 1999. Rental revenue increased 37.2% to $17.9 million for the second quarter of 1999 compared to the same period in 2000 and 27.7% to $34.0 million for the six month period ended June 30, 2000 as compared to the same period in 1999. The increase in revenues was attributable to the acquisitions made in 1999 and 2000 and the strong performance of divisions servicing our industrial




                                   Page -11-
customers. In particular, the Northern Region had a revenue gain of 76.8% when comparing the first six months of 1999 to 2000.

Gross Profit - Gross profit for the three months ended June 30, 2000 increased 32.7% to $15.9 million from $12.0 million for the same period in 1999. Gross profit for the six month period ended June 30, 2000, increased 27.2% to $32.2 million from $25.3 million for the same period in 1999. Labor gross profit (labor revenue less labor cost) increased 21.1% to $9.0 million for the three months ended June 30, 2000 as compared to the same period in 1999 and 27.6% to $18.5 million for the six month period ended June 30, 2000 as compared to the same period in 1999. Gross profit as a percentage of revenue increased for the three month period ended June 30, 2000 as compared to the same period in 1999, increasing to 23.0% from 22.2%. Gross profit as a percentage of revenue for the six month period ended June 30, 2000, increased to 23.5% from 22.4% for the same period in 1999. The increase in gross profit is mainly the result of higher revenue and a slight shift in the revenue mix from less profitable labor to more profitable rental. Also, an improvement in the overall labor gross profit has contributed to the gross profit increase.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended June 30, 2000 increased 15.5% to $9.3 million from $8.1 million for the same period in 1999. Selling and administrative expenses for the six month period ended June 30, 2000 increased 14.4% to $18.3 million from $16.0 million for the same period in 1999. Selling and administrative expenses as a percentage of revenue for the three month period ended June 30, 2000 decreased to 13.5% from 15.0% for the same period in 1999. Selling and administrative expenses as a percentage of revenue for the six month period ended June 30, 2000 decreased to 13.4% from 14.2% for the same period in 1999. The increase in SG&A costs comparing 2000 to 1999 relate to the addition of expenses from acquired companies and increases in payroll and payroll related expenses.

Operating Income - As a result of the above, operating income for the three months ended June 30, 2000 increased 68.1% to $6.6 million from $3.9 million for the same period in 1999 and increased 49.3% for the six months ended June 30, 2000 to $13.9 million from $9.3 million for the same period in 1999.

Interest Expense - Interest expense for the three months ended June 30, 2000 increased 5.2% to $4.8 million from $4.6 million for the same period in 1999. Interest expense for the six month period ended June 30, 2000 increased 5.1% to $9.5 million from $9.1 million for the same period in 1999. The increase is due to a higher weighted average interest rate on all outstanding debt for the six month period and a higher average outstanding debt balance. For the quarters ended June 30, 2000 and 1999, the weighted average interest rate was 10.23% and 9.86%, respectively and for the first six months of 2000 and 1999, the weighted average interest rate was 10.12% and 9.82%. The increase in interest expense is due to a higher outstanding debt balance and a higher average interest rate on outstanding debt.




                                   Page -12-

Net Income (Loss) - Net income (loss) for the three months ended June 30, 2000 and 1999 was $1.8 million and $(.7) million respectively, and increased to $4.4 million from $.3 million for the six month period ended June 30, 2000 and 1999.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures, and working capital requirements. Due to the timing of the acquisitions made during the first quarter and increased capital spending, the Company had working capital (deficit) of $(2.5) million and $5.6 million and cash of $1.2 million and $0.2 million, as of June 30, 2000 and December 31, 1999, respectively.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the six months ended June 30, 2000, net capital expenditures were $19.7 million.

The other major uses of cash were the payment of interest on long term debt and principal on term loans. For the six months ended June 30, 2000 interest payments were $9.6 million and principal payments were $3.0 million.

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


                                                                    Six Months Ended
                                                                         June 30
                                                                       (unaudited)
                                                               ----------------------------
                                                                   2000          1999
                                                               ----------------------------
Net Income                                                         $ 4,367      $    267
Depreciation & Amortization Expense                                 12,268        10,037
Interest Expense                                                     9,517         9,053
Interest Income                                                        (30)          (40)
                                                               ----------------------------
                    EBITDA                                         $26,122      $ 19,317
                                                               ============================





                                   Page -13-

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


                                            BRAND SERVICES, INC.

Date: August 11, 2000                       /s/ John M. Monter
                                            ------------------------------------
                                            John M. Monter
                                            Chief Executive Officer, President


Date: August 11, 2000                       /s/ Ian Alexander
                                            ------------------------------------
                                            Ian Alexander
                                            Chief Financial Officer,
                                            Vice President, Finance




                                   Page -14-