Form 10-Q
period 2000-09-30
BRAND SERVICES
filed 2000-11-09
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

  Class of Common Stock                       Outstanding at October 31, 2000
     $.01 Par Value                                     100 shares

                                      INDEX

                                                                                         Page

     PART I -- FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Consolidated Statements of Operations for the Three
                Months and Nine Months Ended September 30, 2000
                and 1999                                                                        2

                Consolidated Balance Sheets at September 30, 2000 and
                December 31, 1999                                                             3-4

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2000 and 1999                                      5-6

                Notes to Consolidated Financial Statements                                    7-9

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         10-13

     PART II -- OTHER INFORMATION

       Item 6.  (a) Exhibits                                                                   14
                (b) Reports on Form 8-K

      SIGNATURES                                                                               14


                                    Page -1-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)


                                                          Three Months Ended       Nine Months Ended
                                                             September 30             September 30
                                                             (unaudited)              (unaudited)
                                                      ---------------------------------------------------
                                                           2000        1999         2000         1999
                                                      ------------ ------------ ------------ -----------

Revenue ..........................................    $  57,758    $  44,509    $ 194,654    $ 157,572
Operating expenses ...............................       43,295       34,538      148,013      122,305
                                                      ---------    ---------    ---------    ---------
  Gross profit ...................................       14,463        9,971       46,641       35,267
Selling and administrative expenses ..............        9,752        7,544       28,076       23,560
                                                      ---------    ---------    ---------    ---------
  Operating income ...............................        4,711        2,427       18,565       11,707
Interest expense .................................        5,673        4,419       15,190       13,472
Interest income ..................................          (55)         (13)         (85)         (53)
                                                      ---------    ---------    ---------    ---------
  Pretax income ..................................         (907)      (1,979)       3,460       (1,712)
Provision for income tax .........................           --           --           --           --
                                                      ---------    ---------    ---------    ---------
  Net income .....................................         (907)      (1,979)       3,460       (1,712)
Less accretion of preferred stock dividends ......       (1,574)      (1,398)      (4,630)      (4,048)
                                                      ---------    ---------    ---------    ---------
  Net income(loss)applicable to common stock .....    $  (2,481)   $  (3,377)   $  (1,170)   $  (5,760)
                                                      =========    =========    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.


                                    Page -2-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                          September
                                                          30, 2000    December
                                                        (unaudited)   31, 1999
                                                        ----------- ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................    $    685    $    244
  Trade accounts receivable, net of allowance for
    doubtful accounts: $541 and $770 ...............      40,122      37,346
  Costs and estimated earnings in excess of billings
    on uncompleted contracts .......................       2,234       1,786
  Notes receivable, current portion ................         202         194
  Other current assets .............................       6,240       3,225
                                                        --------    --------
      Total current assets .........................      49,483      42,795
                                                        --------    --------
PROPERTY AND EQUIPMENT:
  Land .............................................       1,713       1,652
  Buildings ........................................       3,034       2,829
  Vehicles and other equipment .....................      17,296      17,634
  Scaffolding equipment ............................     214,063     184,152
  Leasehold improvements ...........................         893         704
                                                        --------    --------
    Total property and equipment, at cost ..........     236,999     206,971
  Less-Accumulated depreciation and amortization ...      60,947      45,118
                                                        --------    --------
      Total property and equipment, net ............     176,052     161,853
                                                        --------    --------
OTHER ASSETS:
  Intangible assets, net ...........................       3,895         968
  Deferred financing costs, net ....................       4,232       4,779
  Notes receivable, net of current portion .........         318         477
                                                        --------    --------
      Total other assets ...........................       8,445       6,224
                                                        --------    --------
TOTAL ASSETS .......................................    $233,980    $210,872
                                                        ========    ========

The accompanying notes are an integral part of the consolidated financial statements.


                                    Page -3-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                             September
                                                                             30, 2000    December 31,
                                                                            (Unaudited)      1999
                                                                            -----------  ------------
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan ........................................................    $      --     $   3,960
  Current maturities of long-term debt ..................................        7,800         6,000
  Accounts payable ......................................................        3,034         3,896
  Accrued expenses --
    Payroll and related accruals ........................................        5,586         6,137
    Workers compensation and health benefits ............................        9,882         8,947
    Other ...............................................................        4,953         7,571
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ............................................          976           731
                                                                             ---------     ---------
      Total current liabilities .........................................       32,231        37,242
                                                                             ---------     ---------
LONG-TERM DEBT ..........................................................      171,100       147,500
                                                                             ---------     ---------
NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS ..........................................................        5,388         3,499
                                                                             ---------     ---------
DEFERRED INCOME TAXES ...................................................        2,000         2,195
                                                                             ---------     ---------
14.5% SENIOR EXCHANGEABLE
   PREFERRED STOCK ......................................................       46,034        41,404
                                                                             ---------     ---------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares
    Authorized, issued and outstanding ..................................           --            --
  Paid-in capital .......................................................       19,455        19,369
  Receivable from sale of Holding's Common Stock ........................         (822)         (822)
  Predecessor basis adjustment ..........................................      (13,038)      (13,038)
  Cumulative translation adjustment .....................................       (1,572)         (851)
  Accumulated deficit ...................................................      (26,796)      (25,626)
                                                                             ---------     ---------
    Total stockholder's equity (deficit) ................................      (22,773)      (20,968)
                                                                             ---------     ---------
    Total liabilities and stockholder's equity (deficit) ................    $ 233,980     $ 210,872
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



                                    Page -4-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Nine months ended
                                                                 September 30
                                                                  (unaudited)
                                                            ----------------------
                                                               2000         1999
                                                            ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................    $  3,460     $ (1,712)
  Adjustments to reconcile net income (loss) to net cash
    Provided by operating activities --
    Depreciation and amortization ......................      17,556       15,034
    Gain on sale of fixed assets other than scaffolding          (42)         (71)
Changes in operating assets and liabilities --
   Trade accounts receivable, net ......................      (2,763)       3,780
    Costs and estimated earnings in excess of billings
      on uncompleted contracts .........................        (448)        (283)
    Notes receivable ...................................         210          150
    Scaffolding equipment ..............................       2,256        2,109
    Accounts payable ...................................      (1,168)        (392)
    Accrued expenses ...................................      (2,894)      (2,293)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts .........................         241           68
    Other ..............................................      (3,015)         766
                                                            --------     --------
        Net cash used by operating activities ..........      13,393       17,156
                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...................     (27,887)     (18,326)
  Acquisitions .........................................      (5,882)      (2,071)
  Receipts on note receivable from WMIS ................          --        2,175
  Proceeds from sales of property and equipment
    other than scaffolding .............................          42           58
                                                            --------     --------
       Net cash used by investing activities ...........     (33,727)     (18,164)
                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .........................      30,000           --
  Payments of long-term debt ...........................      (4,600)      (3,750)
  Redemption of Holding's Common Stock .................        (168)          (5)
  Capital Contributions from Holdings ..................         254           --
  Borrowings/(payments) of revolving loan ..............      (3,960)       3,235
  Payments on capital lease obligations ................        (751)        (417)
                                                            --------     --------
     Net cash provided by financing activities .........      20,775         (937)
                                                            --------     --------
INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................         441       (1,945)
CASH AND CASH EQUIVALENTS, beginning of
   period ..............................................         244        3,125
                                                            --------     --------
CASH AND CASH EQUIVALENTS, end of period ...............    $    685     $  1,180
                                                            ========     ========


The accompanying notes are an integral part of the consolidated financial statements.


                                    Page -5-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                                           Nine months ended
                                                                              September 30
                                                                              (unaudited)
                                                                    ------------------------------
                                                                          2000            1999
                                                                    -------------- ---------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                         $18,550          $ 15,731
                                                                    ============== ===============

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends .                  $4,630           $ 4,048
                                                                    ============== ===============


The accompanying notes are an integral part of the consolidated financial statements.


                                    Page -6-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

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



                                    Page -7-

3.       Acquisitions
In February 2000, the Company acquired the stock of Kwikrig, Inc. for a purchase price of $3.0 million, consisting of $1.0 million of cash and $2.0 million of possible future payments conditioned upon the operating performance of Kwikrig over the period of three years. Kwikrig provides specialty scaffolding services for the film production industry and operates primarily in Southern California.

In March 2000, the Company acquired the operating assets of Mike Brown Grandstands for a purchase price of $6.5 million ($3.2 million in cash and $3.3 million in a note to be paid quarterly over the next 60 months). In conjunction with the acquisition, the Company recorded goodwill in the amount of $2.4 million based on the preliminary allocation of the purchase price of the acquisition. Mike Brown Grandstands is a major supplier of temporary seating to the outdoor sports and special events market and operates from service locations in California, Nevada, and Arizona.

In July 2000, the Company acquired the operating assets of AA Scaffolding for a purchase price of $1.8 million of cash. AA Scaffolding was integrated with the existing Brand division in Washington, DC.

These acquisitions were accounted for using the purchase method of accounting and the results of operations were included in the Company's results from the date of acquisition.

4.       Debt and Borrowing Arrangements
At September 30, 2000 and December 31, 1999 long term-debt consisted of the following (in thousands):

                                                                September
                                                                30, 2000        December 31,
                                                               (unaudited)          1999
                                                             ---------------- -----------------

      Revolving Loan ..........................               $         -          $ 3,960
      Term Loans ..............................                    48,900           23,500
      10 1/4% Senior Notes ....................                   130,000          130,000
        Less Current Portion ..................                    (7,800)          (9,960)
                                                             ---------------- -----------------
      Long-Term Debt ..........................                  $171,100         $147,500
                                                             ================ =================



At September 30, 2000, the total proceeds available under the revolving loan commitment was $30.0 million. A Term B loan facility in the amount of $5.0 million was drawn in March 2000. During the 3rd quarter, the Term B loan facility was increased from $5.0 million to $30.0 million. The Term B loan facility amortizes at the rate of $75,000 per quarter in 2000, 2001 and 2002 and $9.7 million per quarter in 2003, with a final maturity of September 30, 2003. For the quarter ended September 30, 2000, the weighted average interest rate on loans outstanding under the term loan facility was 10.2%.

                                    Page -8-

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

6.       Comprehensive Income
For the three months ended September 30, 2000 and 1999, comprehensive income
(loss) was $(1.5) million and $(2.3) million, respectively, and for the nine months ended September 30, 2000 and 1999, comprehensive income (loss) was $2.7 million and $(1.4) million, respectively.

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

In February 2000, the Company acquired the stock of Kwikrig, Inc. for a purchase price of $3.0 million, consisting of $1.0 million of cash and $2.0 million of possible future payments conditioned upon the operating performance of Kwikrig over the period of three years. Kwikrig provides specialty scaffolding services for the film production industry and operates primarily in Southern California. Sustaining established relationships with a number of film production studios, Kwikrig will augment Brand's existing strength in the industrial and commercial scaffolding market segments of Southern California.

In March 2000, the Company acquired the operating assets of Mike Brown Grandstands for a purchase price of $6.5 million ($3.2 million in cash and $3.3 million in a note to be paid quarterly over the next 24 months). In conjunction with the acquisition, the Company recorded goodwill in the amount of $2.4 million based on the preliminary allocation of the purchase price of the acquisition. Mike Brown Grandstands is a major supplier of temporary seating to the outdoor sports and special events market and operates from service locations in California, Nevada, and Arizona. With their established market position in the Southwest and diversified seating product line, Mike Brown Grandstands will increase Brand's market share in the special events market.

In July 2000, the Company acquired the operating assets of AA Scaffolding for a purchase price of $1.8 million of cash. AA Scaffolding was integrated with the existing Brand division and will add to Brand's strength in the Washington, DC and Baltimore markets.

These acquisitions were accounted for using the purchase method of accounting and the results of operations were included in the Company's results from the date of acquisition

Results of Operations

Revenues -- Revenues for the three months ended September 30, 2000 increased 29.8% to $57.8 million from $44.5 million for the same period in 1999. Revenues for the nine month period ended September 30, 2000 increased 23.5% to $194.7 million from $157.6 million for the same period in 1999. Labor revenue increased 32.1% to $40.1 million for the three months ended September 30, 2000 as compared to the same period in 1999 and 22.7% to $139.8 million for the nine month period ended September 30, 2000 as


                                   Page -11-
compared to the same period in 1999. Rental revenue increased 24.7% to $16.1 million for the third quarter of 2000 compared to the same period in 1999 and 26.8% to $50.1 million for the nine month period ended September 30, 2000 as compared to the same period in 1999. The increase in revenues was attributable to the acquisitions made in 1999 and 2000 and the strong performance of divisions servicing our industrial customers. In particular, the Northern Region had a revenue gain of 65.1% when comparing the first nine months of 1999 to 2000.

Gross Profit - Gross profit for the three months ended September 30, 2000 increased 45.1% to $14.5 million from $10.0 million for the same period in 1999. Gross profit for the nine month period ended September 30, 2000, increased 32.3% to $46.6 million from $35.3 million for the same period in 1999. Labor gross profit (labor revenue less labor cost) increased 33.8% to $7.2 million for the three months ended September 30, 2000 as compared to the same period in 1999 and 29.3% to $25.7 million for the nine month period ended September 30, 2000 as compared to the same period in 1999. Gross profit as a percentage of revenue increased for the three month period ended September 30, 2000 as compared to the same period in 1999, increasing to 25.0% from 22.4%. Gross profit as a percentage of revenue for the nine month period ended September 30, 2000, increased to 24.0% from 22.4% for the same period in 1999. The increase in gross profit is mainly the result of higher revenue and a slight shift in the revenue mix from less profitable labor to more profitable rental. Also, an improvement in the overall labor gross profit has contributed to the gross profit increase.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended September 30, 2000 increased 29.3% to $9.8 million from $7.5 million for the same period in 1999. Selling and administrative expenses for the nine month period ended September 30, 2000 increased 19.2% to $28.1 million from $23.6 million for the same period in 1999. Selling and administrative expenses as a percentage of revenue for the three month period ended September 30, 2000 remained unchanged at 16.9% when compared to the same period in 1999. Selling and administrative expenses as a percentage of revenue for the nine month period ended September 30, 2000 decreased to 14.4% from 15.0% for the same period in 1999. The increase in SG&A costs comparing 2000 to 1999 relate to the addition of expenses from acquired companies and increases in payroll and payroll related expenses.

Operating Income - As a result of the above, operating income for the three months ended September 30, 2000 increased 94.2% to $4.7 million from $2.4 million for the same period in 1999 and increased 58.6% for the nine months ended September 30, 2000 to $18.6 million from $11.7 million for the same period in 1999.

Interest Expense - Interest expense for the three months ended September 30, 2000 increased 28.4% to $5.7 million from $4.4 million for the same period in 1999. Interest expense for the nine month period ended September 30, 2000 increased 12.8% to $15.2 million from $13.5 million for the same period in 1999. The increase is due to a higher weighted average interest rate on all outstanding debt for the nine month period and a higher average outstanding


                                   Page -12-
debt balance. For the quarters ended September 30, 2000 and 1999, the weighted average interest rate was 10.18% and 9.88%, respectively, and for the first nine months of 2000 and 1999, the weighted average interest rate was 10.18% and 9.84%, respectively. The increase in interest expense is due to a higher outstanding debt balance and a higher average interest rate on outstanding debt.

Net Income (Loss) - Net income (loss) for the three months ended September 30, 2000 and 1999 was $(0.9) million and $(2.0) million respectively, and was $3.5 million and $(1.7) million respectively, for the nine month period ended September 30, 2000 and 1999.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures, and working capital requirements. The Company had working capital of $17.3 million and $5.6 million and cash of $0.7 million and $0.2 million, as of September 30, 2000 and December 31, 1999, respectively.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the nine months ended September 30, 2000, net capital expenditures were $24.7 million.

The other major uses of cash were the payment of interest on long term debt and principal on term loans. For the nine months ended September 30, 2000 interest payments were $18.6 million and principal payments were $4.6 million.

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


                                   Page -13-


                                                                    Nine Months Ended
                                                                      September 30
                                                                       (unaudited)
                                                               ----------------------------
                                                                   2000          1999
                                                               ------------- --------------

Net Income                                                       $   3,460     $  (1,712)
Depreciation & Amortization Expense                                 17,556        15,034
Interest Expense                                                    15,190        13,472
Interest Income                                                        (85)          (53)
                                                               ------------- --------------
                    EBITDA                                         $36,121      $ 26,741
                                                               ============= ==============



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibit Index
         27.  Financial Data Schedule

(b) No reports were filed on Form 8-K during the period for which this report is filed.



SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BRAND SERVICES, INC.

Date:  November 9, 2000                     /s/ John M. Monter
                                            ------------------------------------
                                            John M. Monter
                                            Chief Executive Officer, President


Date:  November 9, 2000                     /s/ Ian Alexander
                                            ------------------------------------
                                            Ian Alexander
                                            Chief Financial Officer,
                                            Vice President, Finance

                                   Page -14-