Form 10-K405
period 2000-12-31
BRAND SERVICES
filed 2001-03-20
CIK 1062742

                                                                   UNITED STATES
                                              SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549


                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2000

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

                         Yes   X             No
                            -------             -------

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

No market exists for the Common Stock of Brand Services, Inc. All of the outstanding shares of Common Stock are held by DLJ Brand Holdings, Inc.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
                CLASS                               MARCH 15 , 2001
                -----                               ---------------

         BRAND SERVICES, INC.
    COMMON STOCK, $0.01 PAR VALUE                     100 SHARES

ITEM 1.  BUSINESS

General

Company History and Structure

Brand Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). As of December 31, 2000, Holdings is owned 60.7% by Credit Suisse First Boston (USA), Inc. ("CSFB"), 8.7% by Carlisle Enterprises, L.P. ("Carlisle"), 17.2% by Rust International Inc. ("Rust International") through its wholly owned subsidiary Rust Industrial Services, Inc. ("RIS") and 13.4% by the directors, officers and employees of Brand. Rust International is a subsidiary of Waste Management Industrial Services, Inc. ("WMIS"). All references to "the Company," "we," "us" or "our" mean Brand Services, Inc. and its subsidiaries.

On September 30, 1996, Brand, a newly formed entity created by the merchant banking group of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), purchased the assets of Rust Scaffold Services, Inc. and its subsidiaries, which were direct and indirect subsidiaries of Rust International ("the Acquisition"). The Acquisition was financed by $190.0 million in debt and accounted for under the purchase method of accounting.

In September 1999, with unanimous consent of the Board of Directors, the name of the corporation and the Certificate of Incorporation were changed from Brand Scaffold Services, Inc. to Brand Services, Inc., effective January 1, 2000.

Financial Information About Industry Segments

We operate in one segment and provide scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Our revenues, operating income and total assets as of and for the years ended December 31, 2000, 1999 and 1998, are as follows (in thousands):

                                                     2000        1999        1998
                                                   --------    --------    --------

          Revenue                                  $264,066    $218,916    $205,304
          Operating income                           21,135      15,736      18,063
          Total assets                              246,249     210,872     211,060

Description of Business

We are the largest North American provider of industrial scaffolding services. Our services facilitate access to tall structures for on-going maintenance, turnarounds (major maintenance projects which require the complete or partial shutdown of a facility) and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding and scaffolding design services. We deliver our services through an extensive field service organization of approximately 5,500 employees in 36 field offices located throughout the United States and two in Canada. We also provide scaffolding services to the commercial market (primarily nonresidential construction) and sell a small amount of scaffolding.

Approximately 76%, 79% and 83%, of our 2000, 1999, and 1998, respective revenues were attributable to ongoing maintenance, turnarounds and capital projects of industrial facilities. We typically provide on-going maintenance services under long-term contracts; the duration of these contracts ranges between one and five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. We believe that the necessity for on-going maintenance and turnarounds provides us with a stable, recurring revenue base.

Our main customers include major integrated oil companies, independent refiners, large chemical companies, utilities and large engineering and construction firms. The largest customer, Exxon/Mobil Corporation, accounted for approximately 13%, 13% and 15% of our revenues in the years ended December 31, 2000, 1999 and 1998, respectively. The loss of this customer could have a material adverse effect the Company.

We believe our position as the largest supplier of industrial scaffolding services provides us with a number of competitive advantages including:

        -       the ability to offer national coverage to large customers;

        - the ability to provide required personnel and scaffolding to process major turnarounds and unanticipated plant outages;

        - higher asset use through the shifting of assets across regions and across our large customer base;

        -       purchasing leverage with scaffolding manufacturers; and

        - comprehensive safety training programs which have resulted in an accident incident rate which is well below the industry average and have enabled us to reduce insurance costs and accident-related expenses.

Our size also enables us to maintain our own design department that specializes in the custom design of industrial scaffolding, which we use to minimize the amount of scaffolding used and to maximize labor efficiency, thereby providing us with a competitive advantage.

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

We may be able to take advantage of differing seasonal patterns in other markets we service, such as the commercial scaffolding market, but seasonality may still lead to:

        -       low inventory use during periods of low demand;

        - an inability to service all of our customers during periods of high demand;

        -       price fluctuations; and

        -       periods of low cash flow.

Historically, the market for industrial scaffolding services has experienced a degree of cyclicality. In particular, demand for nonresidential construction and capital projects is highly cyclical. In addition, when refining products are in high demand or the price of pulp is high, refineries and pulp and paper mills often delay turnarounds. It does not appear that any areas of our business exhibit a significant degree of counter-cyclicality that would offset these effects. This cyclicality could have a material adverse effect on the Company.

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

The scaffolding services industry consists of the industrial market and the commercial market, each of which requires different types of scaffolding equipment and levels of expertise. Industrial applications generally require systems scaffolding, which is highly versatile, can be quickly erected and dismantled, is capable of conforming to irregularly shaped structures and requires a higher level of skill to erect and dismantle. Commercial applications generally require frame and brace scaffolding, which is not as versatile as systems scaffolding and requires a lower level of expertise.

Industrial Market

The North American industrial scaffolding market is approximately $850 million and is serviced predominantly by scaffolding specialists such as Brand. We estimate that the top five scaffolding specialists service almost 58% of the total industrial scaffolding market.

Industrial customers use scaffolding for on-going maintenance, turnarounds and capital projects. Among industrial applications, maintenance represents approximately 45% and turnarounds represent approximately 35% of the market. Since turnarounds may require the complete shutdown of a facility (which may lose up to $1 million of revenues per day during a turnaround), speed and reliability are key customer considerations. Safety is another important consideration for industrial customers as scaffolding contractor accident incidents are counted against a facility's safety record and may cause increases in both insurance premiums and attention by the Occupational Safety and Health Administration ("OSHA").

Commercial Market

In North America, commercial scaffolding is used primarily in nonresidential construction and renovation projects. Commercial applications are generally characterized by regularly shaped structures with few contoured or angled surfaces. Due to the simple shapes required, commercial jobs generally utilize frame and brace scaffolding, a less versatile type of equipment which is not suited to industrial applications. Commercial scaffolding requires a less skilled work force and has historically been less focused on safety issues. These factors combine to make the commercial market highly fragmented with low barriers to entry. We have longstanding customer relationships, extensive equipment resources, significant labor capacity and an industry-leading safety record. We believe these strengths have enabled us to gain current market share. Competition is based primarily on the basis of quality, price, speed, reliability, reputation and customer service. The Company continues to focus on reducing operating costs, pursuing complementary acquisitions and expanding commercial scaffolding operations.

Employees and Dependence on Labor

As of December 31, 2000, we employed approximately 5,500 employees, of which 22% were represented by a labor union. We cannot assure that strikes or other types of conflicts with unions or personnel will not arise or that we will not become a target for further union organizing activity. Since our business has a high labor content, any such activity could have a material adverse effect on the Company. We believe that we have a good relationship with our employees.

Our business has a high labor content and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. In recent years, unemployment rates have reached unusually low levels leading to lower availability of labor and to wage inflation. In particular, the supply of labor has been low relative to demand in the Gulf Coast and West Coast Regions, in which we have significant operations. While we have been successful in hiring workers for our projects and we do not believe that the reduced availability of labor has had a material adverse effect on our financial performance, we cannot assure that sufficient labor will be available in the future or that the cost of labor will not rise, either of which could have an adverse effect on the Company.

ITEM 2.  PROPERTIES

We operate facilities in 39 locations (38 field offices and 1 headquarters location). We maintain a substantial inventory of scaffolding at the 38 field offices as well as at customer sites throughout the United States and Canada. Our facilities are concentrated near its customers to minimize transportation costs, to shorten lead times and to strengthen oversight and project management abilities. Brand owns two locations in Canada, two in Texas, one in Alabama and one in Louisiana. We lease the remaining 32 facilities as well as one site used for our corporate headquarters located in Chesterfield, Missouri. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than nine acres. Our headquarters are located in a 9,500 square foot facility in Chesterfield, Missouri.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2000.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our outstanding common stock is held by Holdings and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents (i) selected historical financial data of Rust Scaffold Services, Inc. and subsidiaries ("Rust") as of and for the nine months ended September 30, 1996, and (ii) selected historical financial data of Brand, for the three months ended December 31, 1996, and the years ended December 31, 1997, 1998, 1999, and 2000. The selected historical financial data as of and for the nine months ended September 30, 1996, has been derived from the audited financial statements of Rust. The selected historical financial data as of and for the three months ended December 31, 1996, and the years ended December 31, 1997, 1998, 1999 and 2000, has been derived from the audited financial statements of Brand. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere herein.

                                     Rust                                      Brand
                                 -------------  ----------------------------------------------------------------------
                                  Nine Months   Three Months
                                     Ended          Ended      Year Ended     Year Ended    Year Ended     Year Ended
                                 September 30,  December 31,  December 31,   December 31,  December 31,   December 31,
                                     1996           1996          1997           1998          1999           2000
                                 -------------  ------------  ------------   ------------  ------------   ------------
                                                                  (Dollars in Thousands)

INCOME STATEMENT DATA (1)

Revenue                           $ 124,769      $ 44,412      $ 160,660      $ 205,304      $ 218,916      $ 264,066
Operating expenses                   89,073        34,170        122,638        157,673        171,630        203,689
                                  ---------      --------      ---------      ---------      ---------      ---------
      Gross profit                   35,696        10,242         38,022         47,631         47,286         60,377

Selling and administrative
   expenses                          15,825         4,743         25,840         29,568         31,550         39,242
Nonrecurring start-up
   expenses                             -             -            2,498            -              -              -
                                  ---------      --------      ---------      ---------      ---------      ---------

Operating income                     19,871         5,499          9,684         18,063         15,736         21,135

Interest expense                      7,872         4,504         15,422         17,728         17,758         20,414
Interest income                        (482)         (195)          (397)          (249)          (159)           (95)
Other expense, net (2)                  708           -              -              -              -              -
                                  ---------      --------      ---------      ---------      ---------      ---------

Income (loss) before
   provision for income tax          11,773         1,190         (5,341)           584         (1,863)           816

Provision for income tax              4,813           525            -              -              -              -
Extraordinary loss on debt
   extinguishment                       -             -              -            4,329            -              -
                                  ---------      --------      ---------      ---------      ---------      ---------

      Net income (loss)           $   6,960      $    665      $  (5,341)     $  (3,745)     $  (1,863)     $     816
                                  =========      ========      =========      =========      =========      =========

EBITDA (3)                        $  25,832      $  8,398      $  22,009      $  34,572      $  39,505      $  46,554

Net cash provided by
   operating activities              28,478         4,966         11,983         26,753         21,148         23,123
Depreciation and amortization         6,669         3,567         13,294         17,234         24,491         25,964
Cash interest expense (4)             7,872         3,836         14,453         17,003         17,036         19,683
Capital expenditures                  1,810           208          9,720         14,831         19,642         29,122
Ratio of earnings to fixed
   charges and preferred
   stock dividends (5)                 2.4x          1.2x           0.5x           0.8x           0.7x           0.8x

                                                                                          Brand
                                                                    ---------------------------------------------------
                                                                                        December 31
                                                            -------------------------------------------------------------------
                                                              1996          1997           1998           1999           2000
                                                              ----          ----           ----           ----           ----
                                                                                  (Dollars in Thousands)

BALANCE SHEET DATA:

Working capital                                             $ 12,656     $   4,207      $  12,080      $   5,553      $   9,757
Total assets                                                 204,266       197,543        211,060        210,872        246,249
Long-term debt (including current portion and revolving
   loan)                                                     158,000       154,250        158,500        157,460        181,450
Notes payable and capital lease obligation (including
   current portion)                                              -             -            5,007          4,402          6,276
14.5% senior exchangeable preferred stock                     25,906        31,140         35,907         41,404         47,742
Stockholder's equity (deficit)                                 4,247        (5,176)       (14,483)       (20,968)       (27,199)

(1) The Acquisition had a significant impact on our financial position and results of operations. Consequently, the financial data for and as of dates prior to the Acquisition may not be directly comparable to corresponding information for and as of dates after the Acquisition.
(2) Since the Acquisition, we have not separately classified other income and expense and have included it in selling and administrative expenses because such amounts have been immaterial.
(3) EBITDA is defined as earnings before interest income, cash interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.
(4) Cash interest expense represents total interest expense less amortization of deferred financing fees of $731, $722, and $725, for the years ended December 31, 2000, 1999 and 1998, respectively.
(5) For the purposes of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness plus the interest portion of rental expense on noncancelable leases, amortization of debt issuance costs and accretion of preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisitions

During 2000, the Company acquired four companies in four separate transactions for an aggregate purchase price of $11.0 million in cash, $3.3 million in notes payable, and $3.0 million of possible future payments conditioned upon the operating results of two of the acquired companies. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. In connection with the acquisitions, the Company recorded goodwill in the amount of $6.0 million based upon the allocation of the purchase prices of the acquisitions. All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from their respective dates of acquisition. The allocation of the purchase price for the acquisitions acquired during 2000 are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

In 1999, the Company acquired two companies in two separate transactions for an aggregate purchase price of $1.9 million in cash and $200 in notes payable. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. These acquisitions were accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from their respective dates of acquisition.

In 1998, the Company acquired two companies in two separate transactions for an aggregate purchase price of $2.1 million in cash and $700 in notes payable. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. These acquisitions were accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from their respective dates of acquisition.

Approximately 76%, 79%, and 83% of the Company's 2000, 1999 and 1998, respective revenues were attributable to on-going maintenance, turnarounds and capital projects of industrial facilities. The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in the Company's quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

Revenues from capital projects, which represented approximately 12%, 11% and 18% of 2000, 1999 and 1998 revenues, respectively, resulted from new plant construction, plant expansions and modifications. Capital projects can and have had material impacts on the Company's results of operations.

Commercial scaffolding revenues, which represented approximately 24%, 21% and 14% of 2000, 1999 and 1998 revenues, respectively, are related to the level of nonresidential construction and renovation. Demand for commercial scaffolding services has recently been high due to the strength in the commercial construction industry.

In connection with the Acquisition, WMIS agreed to pay the Company a quarterly fee of $725 for transition services for three years beginning on December 31, 1996. Such payments continued through September 30, 1999. In addition, WMIS agreed to pay for all historical accident-related claims in which the accident occurred prior to the Acquisition. Because cash expenditures related to accidents are paid out over time but accident-related expenses are accrued in the period in which the accident occurs, the Company has a significant non-cash claims expense ($1.7 million in 2000, $2.6 million in 1999 and $2.6 million in 1998) which it anticipates will decline over time.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

The following discussion of results of operations is presented for the years ended December 31, 2000, 1999 and 1998.

Results of Operations

                     Summary of Historical Financial Results
                                 (In thousands)

                                                           Year Ended     Year Ended     Year Ended
                                                          December 31,   December 31,   December 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------

Income Statement Data:
Revenue                                                    $ 264,066      $ 218,916      $ 205,304
Operating expenses                                           203,689        171,630        157,673
                                                           ---------      ---------      ---------
         Gross profit                                         60,377         47,286         47,631

Selling and administrative expenses                           39,242         31,550         29,568
                                                           ---------      ---------      ---------
         Operating income                                     21,135         15,736         18,063

Interest expense                                              20,414         17,758         17,728
Interest income                                                  (95)          (159)          (249)
                                                           ---------      ---------      ---------
         Income (loss) before provision for income tax           816         (1,863)           584

Provision for income tax                                         -              -              -
Extraordinary loss on debt extinguishment                        -              -            4,329
                                                           ---------      ---------      ---------
         Net income (loss)                                 $     816      $  (1,863)     $  (3,745)
                                                           =========      =========      =========
Other Data:
EBITDA                                                     $  46,554      $  39,505      $  34,572
                                                           =========      =========      =========


Year Ended December 31, 2000, as Compared to Year Ended December 31, 1999

Revenue

Revenue for the year ended December 31, 2000, increased 20.6% to $264.1 million from $218.9 million for the same period in 1999. Labor revenue increased 19.8% to $189.9 million for the year ended December 31, 2000, as compared to the same period in 1999. Rental revenue increased 22.7% to $67.1 million for the year ended December 31, 2000, as compared to the same period in 1999. Revenue from all sources (labor, rental, and sales) increased from 1999 to 2000. Additional industrial work generated 51% of the increase, while 27% of the increase was related to commercial work and 22% was added from acquired companies.

Gross Profit

Gross profit for the year ended December 31, 2000, increased 27.7% to $60.4 million from $47.3 million for the same period in 1999. Labor gross profit (labor revenue less labor cost) increased 23.0% to $34.8 million for the year ended December 31, 2000, as compared to the same period in 1999. Gross profit as a percentage of revenue for the year ended December 31, 2000, increased to 22.9% from 21.6% for the same period in 1999. These increases can be attributed to higher gross profit achieved on labor revenue as well as a higher percentage of the total revenue being contributed by rental revenue, which is significantly more profitable than labor revenue.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2000, increased 24.4% to $39.2 million from $31.6 million for the same period in 1999. Selling and administrative expenses as a percentage of revenue for the year ended

December 31, 2000, increased to 14.9% from 14.4% for the same period in 1999. Selling and administrative expenses were higher in 2000 primarily due to additional selling and administrative expenses related to acquired companies and, to a lesser extent, increases in bad debt and payroll related expenses.

Operating Income

Operating income for the year ended December 31, 2000, increased 34.3% to $21.1 million from $15.7 million for the same period in 1999. This increase in operating income is directly related to increases in gross profit exceeding increases in selling and administrative expenses.

Interest Expense

Interest expense for the year ended December 31, 2000, increased 15.0% to $20.4 million from $17.8 million for the same period in 1999. In March 2000, the Company borrowed $5.0 million against the Term B Credit Facility and in September 2000, the Company borrowed the remaining $25.0 million available on the Term B Credit Facility. These additional borrowings, along with the weighted average interest rate increasing from 9.9% in 1999 to 10.2% in 2000, have caused interest expense to increase.

Net Income (Loss)

Net income (loss) (before accretion of preferred stock dividends) improved to $.8 million from ($1.9) million loss for the same period in 1999.

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

Gross Profit

Gross profit for the year ended December 31, 1999, decreased 0.7% to $47.3 million from $47.6 million for the same period in 1998. Labor gross profit (labor revenue less labor cost) increased 14.3% to $28.3 million for the year ended December 31, 1999, as compared to the same period in 1998. Gross profit as a percentage of revenue for the year ended December 31, 1999, decreased to 21.6% from 23.2% for the same period in 1998. This decrease was primarily due to a $6.8 million increase in depreciation expense for scaffolding equipment from 1998 to 1999. Depreciable lives of steel scaffold were changed from 25 years to 20 years in January 1998 and wood plank was changed from seven years to two years in July 1998. Increased capital purchases in 1999 and 1998 also contributed to the increase in depreciation expense.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 1999, increased 6.7% to $31.6 million from $29.6 million for the same period in 1998. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 1999, remained constant at 14.4% as compared to the same period in 1998. The increase in selling and administrative expenses resulted from the additional expenses related to the acquired companies. Also, eight new salespeople were added during 1999, increasing selling and administrative expenses.

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

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Bank Facility (see below) to fund its operations, capital expenditures and working capital requirements. As of December 31, 2000, the Company had working capital of $9.8 million, including cash and cash equivalents of $3.1 million.

Historically, the principal uses of cash have been capital expenditures (primarily scaffolding) and working capital. In February 1998, $119.8 million of the term loans were repaid with proceeds from the offering of the 10-1/4% Senior Notes ("Senior Notes") and $500 in payments were made in June 1998. The Company paid $13.2 million, $13.2 million, and $6.3 million in interest relating to the Senior Notes in 2000, 1999 and 1998, respectively.

For the years ended December 31, 2000, 1999 and 1998, cash provided by operating activities was $23.1 million, $21.1 million, and $26.8 million, respectively.

The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. Net capital expenditures for the Company were $29.1 million, $19.6 million and $14.8 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

Borrowings under the revolving loan facility are governed by a borrowing base equal to 85% of eligible accounts receivable. A $15.0 million sub-facility is available for the issuance of letters of credit. In addition, in March 1999, the Company amended the Credit Agreement to allow additional borrowings of $10.0 million for ongoing working capital and general corporate needs. As of December 31, 2000, the Company had $12.3 million in unused senior secured borrowing capacity under the Bank Facility, of which $7.9 million remains unused as of March 2, 2001.

The interest rate on each loan facility under the Bank Facility is variable. During the year ended December 31, 2000, the interest rate on loans outstanding under the term loan facility was an annual dollar-weighted rate of 10.2%. For the year ended December 31, 2000, 1999 and 1998, total payments for interest were $18.1 million, $16.2 million, and $11.5 million, respectively. During the year ended December 31, 2000 and 1999, $6.0 million and $5.0 million of the term loans were repaid. During the year ended December 31, 1998, $121.3 million of the term loans were repaid of which $119.8 million was from the proceeds of the Senior Note offering.

The Bank Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur indebtedness and to pay dividends. The Company was in compliance with the loan covenants at December 31, 2000.

In March 2000, the Company secured a $30.0 million Term B Loan commitment to enable it to make future acquisitions. Certain provisions contained in the Credit Agreement governing the Bank Facility were amended to eliminate a requirement that revolving loans be periodically reduced. Also, certain of the covenants contained in the Credit Agreement were amended to permit the Company to incur certain additional indebtedness, engage in a broader range of business, make certain additional investments and capital expenditures and reinvest asset disposition proceeds within 180 days, rather than prepay the term loan facilities with such proceeds. During the year ended December 31, 2000, the total borrowings under the Term B Loan were $30.0 million and $0.2 million of the term loans were repaid.

Net Operating Losses

At December 31, 2000, the Company had net operating loss carryforwards, resulting primarily from depreciation timing differences of $96.4 million, for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes in 2000 was minimal. The Company does not expect to expend cash for taxes in the next several years.

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

Recent Accounting Pronouncement

The Company intends to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities in 2001. The Company believes that SFAS 133 will not have a material impact on its results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates and had used derivative financial instruments to manage these risks. The value of market risk sensitive derivatives and other finance instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based upon a hypothetical ten percent change in interest rates, the potential losses in future earnings, fair value and cash flows are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Financial Statement Schedules" on Page
F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to directors and executive officers of the Company. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.

            Name                      Age                    Position and Offices
            ----                      ---                    --------------------

     David L. Jaffe                   42       Chairman of the Board
     John M. Monter                   53       Chief Executive Officer, President and Director
     Ian R. Alexander                 54       Chief Financial Officer and Vice President, Finance
     Raymond L. Edwards               47       Vice President, Administration and Secretary
     Guy S. Huelat                    39       Vice President, Resource Management
     James "Marty" McGee              44       Vice President, Operations-Southeast Region
     Scott M. Robinson                53       Vice President, Operations-Southwest Region
     David R. Cichy                   50       Vice President, Operations-Northern Region
     Robert Bonczek                   55       Director
     James S. Carlisle                58       Director
     William L. Trubeck               54       Director
     Vincent P. Langone               57       Director
     Karl R. Wyss                     60       Director

David L. Jaffe, Chairman of the Board: David Jaffe joined CSFB in 1984 and became a Managing Director in 1995. He has 15 years experience in investing private equity capital, in mergers and acquisitions and in structuring and arranging financing for leveraged transactions. He received a BA cum laude from Harvard College in 1980 and an MBA from The Wharton School of the University of Pennsylvania in 1984. Mr. Jaffe serves on the board of directors of Brand Services, Inc., Duane Reade, Inc. (NYSE:DRD), Shoppers Drug Mart Inc., Target Media Partners and Wilson Greatbatch Ltd. Mr. Jaffe previously served on the board of Cambridge Industries Group, Inc., Terra Nova Group (NYSE:TNA), Pharmaceutical Fine Chemicals S.A and several other companies. He also serves as a director and a member of the Executive Committee of Project A.L.S., a non-profit organization funding directed research for treatments of Amyotrophic Lateral Sclerosis (Lou Gehrig's disease).

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

Ian R. Alexander, Chief Financial Officer and Vice President, Finance: Prior to joining the Company as Chief Financial Officer and Vice President, Finance in April 1998, Mr. Alexander had a variety of assignments with BP Oil Company from 1973 until 1993 in Europe, Africa and the U.S.A. He then became Chief Financial Officer and Executive Vice President of Purina Mills, Inc. until it was sold to Koch Industries in March 1998.

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

James "Marty" McGee, Vice President, Operations - Southeast Region: Mr. McGee has held his current position since the Acquisition. From 1993 until the Acquisition, Mr. McGee held various region management positions with RIS and Waste

Management Technologies ("WMX"). Mr. McGee has been with the Company in various management positions since 1981 including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations for WMX Services group (29 locations, five different Rust companies), from 1995 to 1996.

Scott M. Robinson, Vice President, Operations - Southwest Region: Mr. Robinson joined the Company as Vice President, Marketing in March 1997 and in December of 1997 he assumed the position of Vice President, Operations - Central Region. In January 1998 he began his current assignment over the Southwest Region. Prior to joining the Company, Mr. Robinson held various positions at Cooper, including Vice President, Sales from 1993 to 1997 and Vice President, Marketing from 1987 to 1993.

David R. Cichy, Vice President, Operations - Northern Region: Mr. Cichy was appointed Vice President, Operations - Northern Region in 1996. Beginning in 1978, Mr. Cichy served in various construction management functions with RIS including Vice President, Resource Management from 1993 to 1996.

Robert Bonczek, Director: Mr. Bonczek has been President and a director of ApsenTree Capital, a private money management firm since 1991, and has been a director of the Company since the Acquisition. He is a legal consultant to Wilmer, Cutler and Pickering. Mr. Bonczek is a director of DCV, Inc. He is also the Chief Financial Officer and General Counsel for Trimeris, Inc., a NASDAQ listed biotech company.

James S. Carlisle, Director: Mr. Carlisle has been Chief Executive Officer of Carlisle Enterprises LLC, a private equity investment firm engaged in the acquisition and management of leveraged buyout companies since 1989, and has been a director of the Company since the Acquisition.

William L. Trubeck, Director: Mr. Trubeck is the Senior Vice President, Finance and Chief Financial Officer of Waste Management, Inc. In his career, Mr. Trubeck has held similar positions with International Multifoods, SPX Corporation, Honeywell, Inc., and Northwest Airlines. Mr. Trubeck is a member of the boards of directors of Yellow Corporation and Bush Brothers & Company.

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

Karl R. Wyss, Director: Mr. Wyss is the Chairman and Chief Executive Officer of Thermadyne Holding Corporation. Prior to joining Thermadyne, Mr. Wyss held the position of Managing Director and Operating Partner with DLJ's Merchant Banking Group ("DLJMB"). Prior to joining DLJMB in 1993, he was Chairman and Chief Executive Officer of Lear Siegler Inc. from 1989 to 1993. He serves on the boards of CommVault Systems, Inc., EZ Buy & EZ Sell Recycler Corp., Localiza Rent A Car S.A., OSF, Inc., Manufacturer's Services Limited, Pharmaceutical Fine Chemicals, S.A. and Von Hoffman Press, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Item 11 is not presented in thousands of dollars.

Compensation of Directors

Directors of the Company do not receive cash compensation for serving as directors; however, in March 1997, pursuant to Holdings' Stock Option Plan for Outside Directors, directors who were not employees of Holdings, the Company or any of their institutional shareholders, were each awarded options (the "Director Options") to purchase 40,000 shares of the common stock of Holdings. The options vested in March 1999.

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

Mr. Jaffe is a Managing Director of DLJMB, Inc., the general partner of DLJMB. Pursuant to a shareholders agreement dated as of September 30, 1996, between DLJMB, Carlisle, Rust, the Company, Holdings and certain other individuals, Holdings' board consists of seven members, five of whom are nominated by DLJMB. In addition, the shareholders agreement provides for certain rights of first refusal in favor of DLJMB, certain rights and obligations on the part of shareholders to participate in transfers of shares by DLJMB and preemptive rights for DLJMB under certain circumstances. The shareholders agreement further provides that DLJMB has the right, subject to certain conditions, to request that Holdings register securities that they own under the Securities Act of 1933, as amended (the "Securities Act"), and to participate in other registrations of Holdings' and the Company's securities, in each case at Holdings' expense.

In addition, the shareholders agreement provides for certain advisory relationships and the payment of management advisory fees. For five years after the date of the shareholders agreement, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJMB, Inc., is engaged as the exclusive financial and investment banking advisor for Holdings, on customary terms. Pursuant to the shareholders agreement, DLJMB, Inc. receives an annual advisory fee of $250,000 from Holdings. DLJSC received customary fees in connection with the underwriting, purchase and placement of the Senior Notes.

DLJ Capital, the Syndication Agent and a lender under the Bank Facility is an affiliate of DLJMB. The proceeds from the sale of the Senior Notes were used to repay indebtedness under the Bank Facility, $1.6 million of which was owed to DLJ Capital on the date of the Senior Note offering. In connection with an amendment to the existing Bank Facility, the Company will pay customary fees to DLJ Capital, as the Syndication Agent and as a lender under the Bank Facility.

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2000, 1999 and 1998:

Summary Compensation Table

                                                                                                            Long-Term
                                                                 Annual Compensation                   Compensation Awards
                                                         -----------------------------------      -----------------------------
                                                                                                   Securities
                                                                                   Other           Underlying        All Other
                                                         Salary       Bonus     Compensation      Options/SARS     Compensation
  Name and Principal Position                             ($)          ($)          ($)                (#)              ($)
  ----------------------------                           ------      -------    ------------      ------------     ------------

John M. Monter,                                  2000    388,270     417,690        15,361              -            1,700(1)
Chief Executive Officer                          1999    375,000     283,263        14,452              -            1,600(1)
                                                 1998    350,000     365,000         8,723              -            1,800(1)

Ian R. Alexander,                                2000    187,470     203,585           -                -            1,700(1)
Chief Financial Officer                          1999    180,253     136,157           -                -            1,600(1)

Gerald B. Curran, (2)                            1998     86,544      63,085       115,392              -            1,800(1)
Chief Financial Officer

Raymond L. Edwards,                              2000    155,376     171,077           -                -            1,700(1)
Vice President, Administration                   1999    149,406     112,856           -                -            1,600(1)
                                                 1998    140,208     155,250           -              2,000          1,491(1)

Guy S. Huelat,                                   2000    144,165     160,898           -                -            1,700(1)
Vice President, Resource Management              1999    133,494     102,172           -                -            1,600(1)
                                                 1998    124,617     138,000         2,469            2,000          1,186(1)

Scott M. Robinson,                               2000    153,608     174,837           -                -            1,700(1)
Vice President Operations -                      1999    148,408      40,000         1,454              -            1,600(1)
Southwest Region                                 1998    145,368     160,792        23,233              -            1,292(1)

David R. Cichy,                                  2000    145,018     160,889         6,300              -            1,700(1)
Vice President Operations -                      1999    127,213     133,269         6,058              -            1,600(1)
Northern Region

Otto K. Knoll                                    1998    145,389     166,718         6,542            2,000          1,800(1)
Vice President Operations -
Western Region

James "Marty" McGee,                             2000    147,014     136,241           -                -            1,700(1)
Vice President Operations -                      1999    140,005     106,567           -                -            1,600(1)
Southeast Region                                 1998    129,816     168,641           -              1,000          1,800(1)

(1)  Represents the Company's matching 401(k) contributions.
(2) Mr. Curran resigned from his position as Chief Financial Officer, Vice President, Finance and Secretary on May 1, 1998. Mr. Curran's severance agreement included additional 1998 bonus payments of $32,946, one year at continued base salary of $150,000 and one year's continued coverage under the Company's medical and dental plan.

The following table summarizes options exercised under the Restricted Stock Purchase Agreement and the value of options for applicable persons named in the Summary Compensation Table as of December 31, 2000.

                                            RSO            RSO          RSO
                                          Granted        Vested       Exercised
                                          -------        ------       ---------

John M. Monter                            437,500        262,500      87,500
Raymond L. Edwards                         42,000         25,200       8,400
Guy S. Huelat                              42,000         25,200       8,400
Scott M. Robinson                          40,000         24,000       8,000
David R. Cichy                             40,000         24,000       8,000
James "Marty" McGee                        42,000         25,200       8,400

For each one-year period ending on December 31, the annual vesting opportunity will be the achievement of the annual operating budget and/or financial targets as approved by the Board of Directors.

Employment Agreement

Mr. Monter entered into an employment agreement with the Company on June 1, 1999, pursuant to which he serves as President and Chief Executive Officer. The employment agreement was amended on June 30, 2000. The employment agreement terminates on March 31, 2004, and provides for an annual salary of not less than $390,000. Mr. Monter is also eligible for a bonus of up to 120% of his base salary. The Company is obligated to remit the first five annual scheduled payments of premiums in the amount of $200,000 each, on an insurance policy pursuant to a Split-Dollar agreement entered into between the Company and Mr. Monter. In the event the Company terminates Mr. Monter's employment without cause or he becomes disabled, he is entitled to his (i) base salary through the date of termination, earned bonus for prior fiscal year but not yet paid, and any unreimbursed business expenses; (ii) base salary through the last day of the 24th month following the date of termination ("the Severance Period"); (iii) continued coverage under the Company's welfare benefits for up to the end of the Severance Period or such time as Mr. Monter is eligible to receive comparable welfare benefits; and (iv) in the case of termination without cause, a bonus equal to $39,000 multiplied by the number of months remaining in the Severance Period. Any unvested stock options held by Mr. Monter shall vest upon a change in control of the Company. As a part of the employment agreement, Mr. Monter has entered into covenants prohibiting him from competing with the Company, working for any of the Company's competitors or using proprietary information for a twelve-month period following his departure from the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

All of the issued and outstanding common stock of the Company is held by Holdings (and pledged to secure the Bank Facility). The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holdings as of December 31, 2000, by (i) each person or group known to the Company who beneficially owns more than five percent of the common stock of Holdings and (ii) all directors and executive officers of the Company as a group:

                                                                                   Number of
                                                                                   Shares of        Percentage
               Name and Address of Beneficial Owner                               Common Stock       of Class
               ------------------------------------                               ------------      ----------

     DLJ Merchant Banking Inc. and affiliates (1)                                  8,762,500           60.7%
     Rust Industrial Services, Inc.(2) ("RIS")
     3003 Butterfield Road
     Oakbrook, Illinois 60521                                                      2,487,500           17.2%
     Carlisle-Brand Investors, L.P.(3)
     7777 Fay Avenue
     La Jolla, California 92037                                                    1,250,000(4)         8.7%
     David L. Jaffe(5)
     DLJ Merchant Banking Inc.
     277 Park Avenue
     New York, New York 10172                                                              -            -
     Karl R. Wyss(5)
     DLJ Merchant Banking Inc.
     277 Park Avenue
     New York, New York 10172                                                              -            -
     James S. Carlisle(6)
     Carlisle Enterprises LLC
     7777 Fay Avenue
     La Jolla, California 92037                                                            -            -
     All directors and officers as a group(5)(6)                                   1,937,803(7)        13.4%

(1) Consists of shares held by DLJMB, DLJ Offshore Partners, C.V. ("Offshore"), DLJ Merchant Banking Funding, Inc. ("Funding") and DLJ International Partners, C.V. ("International"), each of which is affiliated with DLJSC. See "Certain Relationships and Related Transactions." The address of each of DLJMB and Funding is 277 Park Avenue, New York, New York
     10172. The address of each of Offshore and International is John B. Gorsivaweg, 6 Willemstad, Curacao, Netherlands Antilles. As a general partner of DLJMB, Offshore and International, DLJMB, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore and International, and as the parent of each of DLJMB, Inc. and Funding, Donaldson, Lufkin & Jenrette, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore, International and Funding.
(2) RIS is a wholly owned subsidiary of Rust International, which is majority owned by WMIS. As a result, WMIS and Rust International may be deemed to beneficially own all of the shares held by RIS. The address for each of WMIS and Rust International is 1001 Fannin, Houston, Texas 77002.
(3) As the general partner of Carlisle, Carlisle Group, L.P. ("Carlisle Group") may be deemed to beneficially own indirectly all of the shares held by Carlisle. As the general partner of Carlisle Group, Carlisle Enterprises, LLC may be deemed to beneficially own indirectly all of the shares held by Carlisle. The address of Carlisle Group and Carlisle Enterprises, LLC is 7777 Fay Avenue, La Jolla, California 92037.
(4) Does not include (i) 47,500 shares issuable upon the exercise of currently exercisable options held by Carlisle Group and (ii) up to 871,250 shares issuable upon exercise of options held by Carlisle Group. These options are not currently exercisable and will not be exercisable within 60 days of the date of this prospectus.
(5) Mr. Jaffe is an officer of DLJMB, Inc., an affiliate of DLJMB and DLJSC. Share data shown for Mr. Jaffe excludes shares shown as held by DLJMB and related investors, as to which Mr. Jaffe disclaims beneficial ownership.
(6) Mr. Carlisle is a managing partner of Carlisle Enterprises LLC, the sole general partner of Carlisle. Share data shown for Mr. Carlisle excludes shares shown as held by Carlisle, as to which Mr. Carlisle disclaims beneficial ownership.

(7) Does not include shares which may be purchased upon exercise of Director Options or options awarded pursuant to the Company's employee benefit plans, none of which are vested or will be exercisable within 60 days of the date of the prospectus.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the shareholders agreement dated as of September 30, 1996, between DLJMB, Carlisle, Rust, the Company, Holdings and certain other individuals, Holdings' board consists of seven members: five nominated by DLJMB, one nominated by Carlisle and one nominated by RIS. The shareholders agreement also provides for certain restrictions on transfers of Holdings' common stock. In addition, the shareholders agreement provides for certain rights of first refusal in favor of DLJMB, certain rights and obligations on the part of shareholders to participate in transfers of shares by DLJMB and preemptive rights for DLJMB, Carlisle and Rust Industrial under certain circumstances. The shareholders agreement further provides that DLJMB, Carlisle and Rust Industrial each have the right, subject to certain conditions, to request that Holdings register securities that they own under the Securities Act and to participate in other registrations of Holdings' and the Company's securities, in each case at Holdings' expense.

The shareholders agreement provides for certain advisory relationships and the payment of management advisory fees. For five years after the date of the agreement, DLJSC is engaged as the exclusive financial and investment banking advisor for Holdings, on customary terms. Pursuant to the shareholders agreement, DLJMB, Inc., the sole general partner of DLJMB, and Carlisle Group, the sole general partner of Carlisle, each receive an annual advisory fee of $250 from Holdings. DLJSC received customary fees in connection with the underwriting, purchase and placement of the Senior Notes.

Holdings has entered into a stock option agreement with Carlisle Group. The stock option agreement gives Carlisle Group the right to acquire up to 918,750 shares of the common stock of Holdings for $1.00 per share. The exact number of shares that may be acquired pursuant to the stock option agreement depends upon Holdings' financial performance, equity financings by Holdings and other factors. Carlisle Group's rights under the stock option agreement vest progressively throughout the term of the agreement. The stock option agreement will terminate on or, under certain circumstances, before September 30, 2006.

DLJ Capital, the Syndication Agent and a lender under the Bank Facility, is an affiliate of DLJMB and DLJSC. The proceeds from the sale of the Senior Notes were used to repay indebtedness under the Bank Facility, $1.6 million of which was owed to DLJ Capital. In connection with an amendment to the existing Bank Facility, the Company paid customary fees to DLJ Capital, as the Syndication Agent and as a lender under the Bank Facility.

In connection with the Acquisition, WMIS and the Company entered into a transition services agreement. The Company provides computer support to WMIS, and received payments of $900, $900 and $750 in 2000, 1999 and 1998, respectively.

In March 1997, certain officers and employees of the Company purchased a total of 878,364 newly-issued shares of Holdings' common stock for $1.00 per share and 42,832 shares of preferred stock for $25.00 per share. In connection with such purchases, Holdings extended recourse loans to executive officers in the aggregate amount of $341. In July 1999, Holdings extended recourse loans to the members of the Brand Advisory Team in the amount of $515, and received cash in the amount of $129, both of which were used as consideration for the exercise of certain stock options of Holdings' common stock. The 1997 and 1999 recourse loans earn interest at 7.03% and 5.22%, respectively, and mature in 2002 and 2006, respectively. These notes are secured by 643,500 shares owned by such officers and employees.

In June 2000, in consideration for the purchase of stock under the Brand 2000 Incentive Stock Plan, Holdings extended loans to the members of the Brand Advisory Team in the amount of $295 and received cash in the amount of $136. The notes earn interest at 6.40% and mature in 2005. They are secured by 194,000 shares owned by the members of the Brand Advisory Team.

ITEM 14. EXHIBITS, INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report

(1) and (2) Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules on Page F-1 of this report.

(1) Exhibits

See Index on Page E-1 of this report.

Reports filed with Form 8-K

None filed.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




Brand Services, Inc. and Subsidiaries:
   Report of Independent Public Accountants                                                                    F-2
   Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998                 F-3
   Consolidated Balance Sheets as of December 31, 2000 and 1999                                                F-4
   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998                 F-6
   Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31,
   2000, 1999, and 1998                                                                                        F-8
   Notes to Consolidated Financial Statements                                                                  F-11

Financial Statement Schedules:
   Schedule II - Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Brand Services, Inc.:


We have audited the accompanying consolidated balance sheets of Brand Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brand Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



St. Louis, Missouri
March 2, 2001

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                     Year Ended December 31,
                                                             ---------------------------------------
                                                               2000           1999           1998
                                                             ---------      ---------      ---------

Revenue                                                      $ 264,066      $ 218,916      $ 205,304
Operating expenses                                             203,689        171,630        157,673
                                                             ---------      ---------      ---------
           Gross profit                                         60,377         47,286         47,631

Selling and administrative expenses                             39,242         31,550         29,568
                                                             ---------      ---------      ---------
           Operating income                                     21,135         15,736         18,063

Interest expense                                                20,414         17,758         17,728
Interest income                                                    (95)          (159)          (249)
                                                             ---------      ---------      ---------
           Income (loss) before provision for income tax           816         (1,863)           584

Provision for income tax                                           -              -              -
                                                             ---------      ---------      ---------
           Income (loss) before extraordinary loss                 816         (1,863)           584

Extraordinary loss on debt extinguishment                          -              -            4,329
                                                             ---------      ---------      ---------
         Net income (loss)                                         816         (1,863)        (3,745)

Less-  Accretion of preferred stock dividends                   (6,338)        (5,497)        (4,767)
                                                             ---------      ---------      ---------
         Net loss applicable to common stock                 $  (5,522)     $  (7,360)     $  (8,512)
                                                             =========      =========      =========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)


                                                                                       December 31,  December 31,
                                                                                           2000          1999
                                                                                       ------------  ------------
                                                    ASSETS
                                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $  3,139     $    244
   Trade accounts receivable, net of allowance for doubtful accounts of $913 in 2000,
     and $770 in 1999                                                                       46,016       37,346
   Costs and estimated earnings in excess of billings on uncompleted contracts               3,218        1,786
   Notes receivable, current portion                                                           218          194
   Other current assets                                                                      7,554        3,225
                                                                                          --------     --------
           Total current assets                                                             60,145       42,795
                                                                                          --------     --------
PROPERTY AND EQUIPMENT:
   Land                                                                                      1,716        1,652
   Buildings                                                                                 3,227        2,829
   Vehicles and other equipment                                                             33,076       17,634
   Scaffolding equipment                                                                   201,825      184,152
   Leasehold improvements                                                                      893          704
                                                                                          --------     --------
           Total property and equipment, at cost                                           240,737      206,971

   Less-  Accumulated depreciation and amortization                                         65,170       45,118
                                                                                          --------     --------
           Total property and equipment, net                                               175,567      161,853
                                                                                          --------     --------

OTHER ASSETS                                                                                10,537        6,224
                                                                                          --------     --------
           Total assets                                                                   $246,249     $210,872
                                                                                          ========     ========



                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                     (In thousands except per share amounts)


                                                                                  December 31,   December 31,
                                                                                      2000           1999
                                                                                  ------------   ------------

                               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                               ----------------------------------------------

CURRENT LIABILITIES:
   Revolving loan                                                                   $   4,125      $   3,960
   Current maturities of long-term debt                                                 8,800          6,000
   Notes payable and capital lease obligations, current portion                         1,145            903
   Accounts payable and accrued expenses                                               34,473         25,648
   Billings in excess of costs and estimated earnings on uncompleted contracts          1,845            731
                                                                                    ---------      ---------
           Total current liabilities                                                   50,388         37,242
                                                                                    ---------      ---------

LONG-TERM DEBT                                                                        168,525        147,500
                                                                                    ---------      ---------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                             5,131          3,499
                                                                                    ---------      ---------

DEFERRED INCOME TAXES                                                                   1,662          2,195
                                                                                    ---------      ---------
14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value, 1,250,000 shares
   authorized, 1,042,460 issued and outstanding                                        47,742         41,404
                                                                                    ---------      ---------
STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $0.01 par value, 100 shares authorized, issued and outstanding             -              -
   Paid-in capital                                                                     19,723         19,369
   Receivables from sale of Holdings' common stock                                     (1,097)          (822)
   Predecessor basis adjustment                                                       (13,038)       (13,038)
   Cumulative translation adjustment                                                   (1,639)          (851)
   Accumulated deficit                                                                (31,148)       (25,626)
                                                                                    ---------      ---------
           Total stockholder's deficit                                                (27,199)       (20,968)
                                                                                    ---------      ---------
           Total liabilities and stockholder's deficit                              $ 246,249      $ 210,872
                                                                                    =========      =========



The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Year Ended December 31,
                                                                       --------------------------------------
                                                                         2000          1999           1998
                                                                       ---------     ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $    816      $ (1,863)     $  (3,745)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Deferred income tax provision (benefit)                             (339)           29            (42)
       Depreciation and amortization                                     25,964        24,491         17,234
       Extraordinary loss on debt extinguishment                            -             -            4,329
       Changes in operating assets and liabilities-
         Trade accounts receivable, net                                  (8,134)       (5,861)        (7,813)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                         (1,432)          270             89
         Notes receivable                                                   190           220            253
         Other current assets                                            (4,110)          (33)          (818)
         Scaffolding equipment                                            4,827         4,140          4,264
         Accounts payable and accrued expenses                            8,230         2,194          7,940
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                          1,114           (69)            54
       Other                                                             (4,003)       (2,370)         5,008
                                                                       --------      --------      ---------
           Net cash provided by operating activities                     23,123        21,148         26,753
                                                                       --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (32,234)      (23,452)       (25,519)
   Receipts on note receivable from WMIS                                      -         2,175          2,700
   Proceeds from sales of property and equipment other than
     scaffolding                                                             43            55             43
   Payments for acquisitions                                            (10,955)       (1,875)        (2,100)
                                                                       --------      --------      ---------
           Net cash used for investing activities                       (43,146)      (23,097)       (24,876)
                                                                       --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          30,000             -        130,000
   Payments of long-term debt                                            (6,175)       (5,000)      (121,250)
   Borrowings (payments) of revolving loans                                 165         3,960         (4,500)
   Payments on notes payable and capital lease obligations               (1,426)         (605)          (438)
   Debt issuance financing costs                                              -             -         (4,829)
   Capital contribution from Holdings                                       354           713             48
                                                                       --------      --------      ---------
         Net cash provided by (used for) financing activities            22,918          (932)          (969)
                                                                       --------      --------      ---------


                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                                 (In thousands)


                                                                  Year Ended December 31,
                                                             ---------------------------------
                                                              2000         1999         1998
                                                             -------     ---------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $ 2,895     $ (2,881)     $   908

CASH AND CASH EQUIVALENTS, beginning of period                   244        3,125        2,217
                                                             -------     --------      -------
CASH AND CASH EQUIVALENTS, end of period                       3,139     $    244      $ 3,125
                                                             =======     ========      =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                             $17,904     $ 16,008      $11,469
   Income taxes paid                                             -            -            -

NONCASH TRANSACTIONS:
   Paid in-kind accretion of preferred stock dividends       $ 6,338     $  5,497      $ 4,767
   Notes payable, issued in connection with acquisitions       3,300          200          700
   Purchase of equipment with capital lease                      289          -          4,400




The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                       (In thousands except share amounts)


                                                  Receivables
                                                  from Sale of
                    Common Stock     Additional     Holding's     Predecessor                  Cumulative
                   ---------------    Paid In        Common          Basis      Accumulated    Translation            Comprehensive
                   Shares  Dollars    Capital        Stock        Adjustment      Deficit      Adjustment     Total   Income (Loss)
                   ------  -------   ---------    ------------    -----------   -----------    -----------    -----   -------------

Balance,
   December 31,
   1997              100    $  -       $ 18,477       $ (336)      $ (13,038)    $  (9,754)     $   (525)   $ (5,176)
Comprehensive
   loss
   Net loss           -        -            -            -               -          (3,745)          -        (3,745)     $ (3,745)
   Translation
     adjustment       -        -            -            -               -             -            (843)       (843)         (843)
                                                                                                                          --------
Comprehensive
   loss                                                                                                                   $ (4,588)
                                                                                                                          ========
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.     -        -             48          -               -             -             -            48
Paid-in-kind
   accretion of
   preferred
   dividends          -        -            -            -               -          (4,767)          -        (4,767)
                     ---    ------     --------       ------       ---------     ---------      --------    --------
Balance,
   December 31,
   1998              100    $  -       $ 18,525       $ (336)      $ (13,038)    $ (18,266)     $ (1,368)   $(14,483)
                     ===    ======     ========       ======       =========     =========      ========    ========



                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      (In thousands except share amounts)


                                                   Receivables
                                                   from Sale of
                     Common Stock     Additional     Holding's     Predecessor                Cumulative
                    ---------------    Paid In        Common          Basis      Accumulated  Translation             Comprehensive
                    Shares  Dollars    Capital        Stock        Adjustment     Deficit     Adjustment     Total    Income (Loss)
                    ------  -------   ---------    ------------    -----------   -----------  -----------    -----    -------------



Balance,
   December 31,
   1998              100    $  -       $ 18,525       $ (336)        $ (13,038)   $ (18,266)   $ (1,368)   $ (14,483)
Comprehensive
   loss
   Net loss           -        -            -            -                 -         (1,863)        -         (1,863)     $ (1,863)
   Translation
     adjustment       -        -            -            -                 -            -           517          517           517
                                                                                                                          --------
Comprehensive
   loss                                                                                                                   $ (1,346)
                                                                                                                          ========
Paid-in-capital
   from exercise
   of stock           -        -            131          -                 -            -           -            131
   options
Issuance of
   promissory
   notes from
   officers and
   employees          -        -            -           (486)              -            -           -           (486)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.     -        -            713          -                 -            -           -            713
Paid-in-kind
   accretion of
   preferred
   dividends          -        -            -            -                 -         (5,497)        -         (5,497)
                     ---    ------     --------       ------         ---------    ---------    --------    ---------
Balance,
   December 31,
   1999              100    $  -       $ 19,369       $ (822)        $ (13,038)   $ (25,626)   $   (851)   $ (20,968)
                     ===    ======     ========       ======         =========    =========    ========    =========




                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      (In thousands except share amounts)


                                                   Receivables
                                                   from Sale of
                     Common Stock     Additional     Holding's   Predecessor                Cumulative
                    ---------------    Paid In        Common        Basis      Accumulated  Translation               Comprehensive
                    Shares  Dollars    Capital        Stock      Adjustment     Deficit     Adjustment     Total      Income (Loss)
                    ------  -------   ---------    ------------  -----------   -----------  -----------    -----      -------------

Balance,
   December 31,
   1999              100    $  -       $ 19,369     $   (822)     $ (13,038)    $ (25,626)    $  (851)   $  (20,968)
Comprehensive
   income
   Net income         -        -            -            -              -             816         -            816        $  816
   Translation
     adjustment       -        -            -            -              -             -          (788)        (788)         (788)
                                                                                                                          ------
Comprehensive
   income                                                                                                                 $   28
                                                                                                                          ======
Issuance of
   promissory
   notes from
   officers and
   employees          -        -            -           (275)           -             -           -           (275)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.     -        -           354           -              -             -           -            354
Paid-in-kind
   accretion of
   preferred
   dividends          -        -            -            -              -          (6,338)        -         (6,338)
                     ---    ------     --------     --------      ---------     ---------    --------    ----------
Balance,
   December 31,
   2000              100    $  -       $ 19,723     $ (1,097)     $ (13,038)    $ (31,148)   $ (1,639)   $ (27,199)
                     ===    ======     ========     ========      =========     =========    ========    =========



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


1. ORGANIZATION AND BUSINESS:

Brand Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company" or "Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 60.7% by Credit Suisse First Boston (USA) Inc. ("CSFB"), 8.7% by Carlisle Enterprises, L.P. ("Carlisle"), 17.2% by Rust International Inc. ("Rust International") through its wholly owned subsidiary, Rust Industrial Services Inc. ("RIS"), and 13.4% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management Industrial Services, Inc. ("WMIS").

On September 30, 1996, Brand, a newly formed entity created by the merchant banking group of Donaldson, Lufkin and Jenrette, Inc. ("DLJ"), purchased the assets of Rust Scaffold Services, Inc. and its subsidiaries, which were direct and indirect subsidiaries of Rust International ("the Acquisition"). The Acquisition was financed by $190.0 million in debt and accounted for under the purchase method of accounting.

In September 1999, with unanimous consent of the Board of Directors, the name of the corporation and the Certificate of Incorporation were changed from Brand Scaffold Services, Inc. to Brand Services, Inc., effective January 1, 2000.

The Company operates in one segment and provides scaffolding services primarily to refining, chemical, petrochemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

The Company's services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe that a material concentration of credit risk exists, except that one customer accounted for 13%, 13%, and 15% of revenue for the years ended December 31, 2000, 1999, and 1998, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying financial statements are prepared on a consolidated basis and include those assets, liabilities, revenues and expenses directly attributable to the operations of the Company. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes contract revenue using the percentage-of-completion method, with losses recognized in full when identified. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to costs and income. Substantially all of the Company's contracts are completed in less than six months. Other revenues are recognized when the services are performed.

Rental and Sales of Scaffolding

For the years ended December 31, 2000, 1999 and 1998, revenues from the rental of scaffolding were $67,060, $54,653, and $50,137, respectively.

The Company periodically sells scaffolding to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense, the net book value of the scaffolding. Net book value is determined, assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis. Revenues and gross profit from sales of scaffolding were $7,115 and $2,288, respectively, for the year ended December 31, 2000, $5,731 and $1,591, respectively, for the year ended December 31, 1999, and $5,757 and $1,493, respectively, for the year ended December 31, 1998.

Cash and Cash Equivalents

The Company considers all short-term deposits purchased with original maturities of three months or less to be cash equivalents.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially, all unbilled amounts are expected to be billed and collected within one year.

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

For the years ended December 31, 2000, 1999, and 1998, depreciation expense was $24,502, $23,488, and $16,449, respectively.

Deferred Financing Costs

The Company deferred financing costs of $6.6 million in connection with the Acquisition. In 1998, the Company recorded an extraordinary loss of $4.3 million to write off all but $1.4 million of these deferred financing costs. These remaining deferred financing costs are being amortized over 10 years. In connection with the February 1998 issuance of 10-1/4% Senior Notes, ("Senior Notes") the Company incurred financing fees and expenses of $5.0 million, which were deferred and are being amortized over 10 years. For the years ended December 31, 2000, 1999, and 1998, amortization expense related to deferred financing costs was $731, $722, and $725, respectively. Accumulated amortization related to the deferred financing costs associated with the Senior Notes was $2,387 and $1,656 as of December 31, 2000 and 1999, respectively.

Derivative Financial Instruments

The Company had used an interest rate collar to hedge its exposure to interest rate fluctuations. The collar had the effect of establishing a maximum and a minimum interest rate on a portion of the Company's underlying variable rate debt obligations. The maximum and minimum interest rates associated with the interest rate collar were 8.50% and 5.69%, respectively. In 1998, the Company recorded an expense of $599 related to this interest rate collar. The interest rate collar expired on March 31, 2000 and no other hedge agreements have been entered into since that time.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts collected from customers at a faster rate than the work is performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

Foreign Operations

The assets and liabilities of the Company's wholly owned foreign subsidiary, Brand Scaffold Services of Canada, Inc., are translated at the rates of exchange in effect on the balance sheet date while income statement accounts are translated at the average exchange rate in effect during the period. The resulting translation adjustments are charged or credited to the cumulative translation adjustment account included in stockholder's equity (deficit). Revenue from the Canadian operation and scaffolding equipment in Canada are less than 10% of the consolidated totals for the Company.

3. NOTES RECEIVABLE:

Notes receivable result from scaffolding sales. As of December 31, 2000 and 1999, $481 and $671, respectively, of such notes maturing in two to four years were outstanding with interest rates ranging from 8.5% to 9.0%, and 8.5% to 9.0%, respectively.

4. OTHER ASSETS:

Other assets consists of the following at December 31:

                                                                                           2000        1999
                                                                                         --------    --------

        Deferred financing costs, net                                                    $  4,048    $  4,779
        Notes receivable, net of current portion                                              263         477
        Goodwill, net of accumulated amortization of $626 in 2000,
            and $84 in 1999                                                                 5,716         276
        Non-compete agreement                                                                 510         692
                                                                                         --------    --------
                                                                                         $ 10,537    $  6,224
                                                                                         ========    ========

Goodwill is amortized using the straight-line method over five years. Amortization expense related to goodwill was $542, $96 and $12 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization expense related to the non-compete agreement was $182, $185 and $48 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

For the years ended December 31, 2000, 1999, and 1998, such provision consisted of a deferred domestic tax (benefit) of ($666), ($29), and ($238), current foreign tax expense (benefit) of $339, ($29), and $42, and deferred foreign tax expense of $327, $58, and $196, respectively.

The reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) to the actual provision for income taxes for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                2000        1999       1998
                                                                -----       -----     -------

     Statutory federal income taxes                             $ 278       $(633)    $(1,333)
     State and local taxes, net of federal                        (33)        (95)       (251)
     Foreign taxes                                                151           7          54
     Valuation allowance                                         (541)        604       1,240
     Other                                                        145         117         290
                                                                -----       -----     -------
                Provision for income tax                        $ -         $ -       $   -
                                                                =====       =====     =======

The components of the net deferred income tax liability as of December 31, 2000, and 1999, are as follows:

                                                                        2000        1999
                                                                       -------    --------

     Deferred tax assets:
        Accrued liabilities                                            $ 4,271    $  3,567
        Property and equipment                                           1,791       2,638
        Net operating loss carryforward                                 38,569      35,491
        Valuation allowance                                             (8,726)     (9,267)
                                                                       -------    --------
                 Deferred tax assets                                    35,905      32,429
                                                                       -------    --------

     Deferred tax liabilities:
        Property and equipment                                         (37,567)    (34,624)
                                                                       -------    --------
                 Deferred tax liabilities                              (37,567)    (34,624)
                                                                       -------    --------
     Deferred income tax liability                                    $ (1,662)   $ (2,195)
                                                                      ========    ========

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 2000, the valuation allowance of $8,726 was recorded, which decreased $541 for the year ended December 31, 2000. As of December 31, 1999, a valuation allowance of $9,267 was recorded, which increased $604 for the year ended December 31, 1999.

At December 31, 2000, the Company had net operating loss carryforwards, for federal income tax purposes, of $96,425 which expire in various years between 2011 and 2020.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The major components of accounts payable and accrued expenses as of December 31, 2000 and 1999, are as follows:

                                                                                           2000        1999
                                                                                         --------    --------

     Accounts payable                                                                    $  6,732    $  3,896
     Payroll and related accruals                                                           9,776       6,137
     Workers compensation and health benefit liabilities                                   10,675       8,947
     Accrued interest                                                                       5,143       5,230
     Other                                                                                  2,147       1,438
                                                                                         --------    --------
                                                                                         $ 34,473    $ 25,648
                                                                                         ========    ========

7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations as of December 31, 2000 and 1999, are as follows:

                                                                                           2000       1999
                                                                                         --------    -------

     Notes payable                                                                          3,607    $   935
     Capital lease obligations                                                              2,669      3,467
                                                                                         --------    -------
                                                                                            6,276      4,402

     Less-  Current portion                                                                 1,145        903
                                                                                         --------    -------
                                                                                         $  5,131    $ 3,499
                                                                                         ========    =======

Notes payable consist of several promissory notes with interest rates of 8.5%. Future principal payments total $1,014 for 2001, $814 for 2002, $789 for 2003, $660 for 2004 and $330 for 2005.

8. DEBT AND BORROWING ARRANGEMENTS:

At December 31, 2000 and 1999, long-term debt consisted of the following:

                                                                                    2000          1999
                                                                                  ---------     ---------

     Term loans                                                                   $  51,450     $  27,460
     Senior Notes                                                                   130,000       130,000
                                                                                  ---------     ---------
                                                                                    181,450       157,460

     Less-  Current portion                                                          12,925         9,960
                                                                                  ---------     ---------
                 Long-term debt                                                   $ 168,525     $ 147,500
                                                                                  =========     =========

In 1996, in connection with the Acquisition, the Company entered into a Credit Agreement ("Credit Agreement") which provided for Term Loan Commitments, including Revolving Loans, ("Term Loans") under Senior Secured Credit facilities totaling $160.0 million, and a Revolving Loan Commitment totaling $30.0 million. In February 1998, the Company issued $130.0 million of Senior Notes due February 2008. The offering was underwritten by DLJ. The proceeds of this offering were used to repay $120.0 million of the Term Loans outstanding under the Credit Agreement. In addition, in February 1998, the Company amended the Credit Agreement to reduce the total facility to $60.0 million. In March 2000, the Company also secured a $30.0 million Term B Loan commitment to enable the Company to make further acquisitions. This amendment included revisions to certain covenant requirements. As of December 31, 2000, the Company had borrowed $30.0 million under the Term B loan commitment. In connection with the Credit Agreement, the Company incurred administrative and commitment fees, included in interest expense, of $154, $183, and $208 for the years ended December 31, 2000, 1999, and 1998, respectively.

Maturities of debt as of December 31, 2000, are as follows:

Year
----
2001                                                            $  12,925
2002                                                                9,300
2003                                                               29,225
2004                                                                  ---
2005                                                                  ---
Thereafter                                                        130,000
                                                                ---------
                                                                $ 181,450
                                                                =========

Interest rates are determinable under the Credit Agreement based upon certain market "Base Rates" or LIBOR, plus an "Applicable Margin" between 1.75% to 3.50%. The Applicable Margins for Tranche B and Tranche C loans are fixed while those for Tranche A loans ($17,500, $23,500, and $28,500, as of December 31, 2000, 1999, and 1998, respectively), vary, based generally on earnings performance. The average interest rate under Term Loans in effect during the years ended December 31, 2000, 1999, and 1998 was 10.20%, 9.87%, and 9.80%,
respectively. The interest rate at December 31, 2000 was 11.25%. Interest expense on the Term Loans and the Senior Notes for the years ended December 31, 2000, 1999, and 1998 was $16,691, $15,499, and $17,060, respectively.

Revolving loan commitments equal an amount based upon an eligible borrowing base, as defined, with a maximum available limit of $30.0 million. The loan expires September 30, 2002, and interest rates are based on certain market "Base Rates" or LIBOR plus a margin of between 1.75% and 3.50% (generally based on earnings performance). At December 31, 2000 and 1999, the available borrowing base (which is net of outstanding borrowings) was $12,345 and $12,654, respectively. As of December 31, 2000 and 1999, amounts borrowed under the revolving loan were $4,125 and $3,960, respectively. Interest expense on the revolving loan for the years ended December 31, 2000, 1999 and 1998 was $1,213, $509 and $100, respectively.

Substantially all assets of the Company are pledged as collateral for the Credit Agreement. In addition, the Company is required to comply with various affirmative and negative covenants in the Credit Agreement, including financial covenants requiring certain levels of net worth to be maintained and the achievement of certain financial ratios. The Company was in compliance with the various affirmative and negative covenants at December 31, 2000.

As part of the Acquisition, the Company issued a Subordinated Note ("Subordinated Note") to Rust International totaling $14.5 million due 2008. The Subordinated Note was recorded at its fair value of $4.8 million, assuming an effective interest rate of 18.00% per annum. On September 30, 1996, Holdings assumed all obligations under the Subordinated Note by making a capital contribution to the Company of $4.8 million, which is included in paid-in capital of the Company. Because Holdings has no revenue generating activities, other than its ownership of the Company, it is likely that the Company's cash flows will service all or part of Holding's obligation under the Subordinated Note. Subject to certain conditions, Holdings has the option of paying interest, calculated annually, through the issuance of additional subordinated notes in lieu of cash. Additionally, based on Holdings' financial performance, the Subordinated Note's interest and principal payments may be delayed or accelerated. The fair market value of the Subordinated Note is approximately $3.2 million and $6.2 million as of December 31, 2000 and 1999, respectively. No principal or interest cash payments were made during 2000 or 1999.

9. LEASE OBLIGATIONS:

The Company leases a portion of its operating and office facilities under operating leases. For the years ended December 31, 2000, 1999 and 1998, rent expense was $2,564, $1,735, and $1,538, respectively. The Company leases certain scaffolding equipment under capital leases. The net book value of the scaffolding equipment under capital lease was $2,746 and $3,398, as of December 31, 2000 and 1999, respectively.

The future minimum lease payments under noncancelable leases as of December 31, 2000, are as follows:

                                                                          Capital     Operating
Year                                                                       Leases       Leases
----                                                                      -------     ---------

2001                                                                      $ 1,069      $ 2,623
2002                                                                        1,069        2,149
2003                                                                          858        1,498
2004                                                                          -          1,067
2005                                                                          -            832
Thereafter                                                                    -          1,190
                                                                          --------     -------
Total minimum lease payments                                              $ 2,996      $ 9,359
                                                                                       =======
Less-  Imputed interest component                                             327
                                                                          -------
Present value of net minimum lease payments                               $ 2,669
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

The Company has available Letter of Credit Commitments in an amount not to exceed $15.0 million, of which $13.5 million, $9.5 million, and $8.0 million was outstanding with a bank at December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company paid fees related to such commitments (included in interest expense) of $315, $285, and $216, respectively.

11. SENIOR EXCHANGEABLE PREFERRED STOCK:

The Company has authorized 1,250,000 shares and has issued and outstanding 1,042,460 of Senior Exchangeable Preferred Stock (the "Senior Preferred Stock"). The Senior Preferred Stock is mandatorily redeemable on March 31, 2008, at a redemption price equal to aggregate liquidation value plus unpaid dividends. The liquidation value of each share of Senior Preferred Stock is $25.00 at issuance. Dividends are calculated quarterly on the liquidation value of such shares at 14.5% annually. For the five-year period ended September 30, 2001, such dividends accrete on a compounded basis and increase the liquidation value. For the years ended December 31, 2000, 1999, and 1998, dividends of $6,338, $5,497, and $4,767, respectively, were accreted. As a result, the loss attributable to common stockholders for the years ended December 31, 2000, 1999, and 1998, was $5,522, $7,360 and $8,512, respectively.

The Senior Preferred Stock carries no voting rights, but its holders have certain defined rights upon certain events occurring. In the event of a change in control of the Company, each holder of Senior Preferred Stock will have the right to require the Company to repurchase its shares at 101% of the liquidation value. The Company may redeem the Senior Preferred Stock at certain premiums to the liquidation value at any time after September 30, 2001. Additionally, at the option of the Company, the Senior Preferred Stock is exchangeable into 14.5% Subordinated Exchange Debentures due 2008.

12. STOCKHOLDER'S EQUITY (DEFICIT):

The Company has authorized, issued and outstanding 100 shares of $.01 par value common stock. All of the common stock of the Company is owned by Holdings.

13. PARENT COMPANY TRANSACTIONS:

Holdings has authorized 15,000,000 shares and issued and outstanding 14,437,803 shares of $.01 par value common stock.

As part of the Acquisition, on September 30, 1996, Holdings and Carlisle agreed upon a grant of options to Carlisle ("Carlisle Options") to acquire 918,750 shares of Holdings' common stock. The Carlisle Options fall into three categories, each with different vesting terms: time based, performance based, and path dependent (for which vesting is contingent upon certain measurements of the value of the Company). Substantially all of the value of the Carlisle Options was considered a cost of the Acquisition and pushed down to the Company's financial statements.

In 2000, 1999, and 1998, Holdings made capital contributions to the Company of $354, $713 and $48, respectively, representing cash and notes received by the Company from the sale of Holdings' common stock to certain directors, officers and employees of the Company. At December 31, 2000 and 1999, certain officers and employees of the Company have outstanding promissory recourse notes in the aggregate amount of $1,097 and $822, respectively, which were issued to the Company as consideration for a portion of the above Holdings' common stock. These notes earn interest at a rate between 5.22% and 7.03% and mature between 2002 and 2006. As of December 31, 2000 and 1999, these notes are secured by 837,500 and 643,500 shares owned by such officers and employees, respectively.

In 1997, the Board of Directors of Holdings approved a stock option plan ("the Plan") for key employees of the Company. During 1998 and 1997, Holdings granted certain employees options to acquire 109,000 and 963,500 shares of Holding's common stock, respectively. These options were granted with an exercise price of $1.00 per share, which management believes approximated the fair value of Holdings' common stock at the date of grant. During 2000, Holdings granted certain members of the Board of Directors options to acquire 25,000 shares of Holdings common stock. The options vest over a maximum of ten years and a minimum of five years provided certain performance criteria are met. Unvested options are subject to forfeiture, upon employee termination, as defined in the Plan. Additionally, any shares acquired upon exercise are subject to repurchase rights of the Company upon termination of employment, as defined in the Plan. Upon a change of control, as defined in the Plan, all unvested options will vest. The weighted average exercise price for the options outstanding in 2000, 1999, and 1998 is $1.03, $1.00 and $1.00, respectively.

Stock option transactions under the Plan for 2000, 1999, and 1998 are summarized below:

                                                          2000                   1999                 1998
                                                       Number of               Number of            Number of
                                                         Shares                 Shares               Shares
--------------------------------------------------------------------------------------------------------------

Options outstanding at beginning of year                269,800                 1,013,500              963,500

Options granted                                          25,000                       -                109,000

Options canceled                                          9,750                    98,000               59,000

Options exercised                                         1,000                   645,700                  -
--------------------------------------------------------------------------------------------------------------

Options outstanding at end of year                      284,050                   269,800            1,013,500
--------------------------------------------------------------------------------------------------------------

Exercisable at end of year                              201,500                   160,020              364,300
--------------------------------------------------------------------------------------------------------------


The Company adopted the disclosure-only provisions under SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123"). The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation cost for these options been determined consistent with SFAS 123, the Company's net income (loss) would reflect the following for the year ended December 31:

Net Income (Loss)                                               2000         1999         1998
-----------------                                               ----       --------     --------

As reported                                                     $816       $(1,863)     $(3,745)
Pro forma                                                        787        (1,916)      (3,786)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the 2000 stock options: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.1% and an expected life of ten years. For the 1998 stock option grant, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.5% and an expected life of seven years. The fair value of the options granted in 2000 and 1998 were $0.87 and $0.44 per option, respectively.

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

14. RELATED-PARTY TRANSACTIONS:

Certain shareholders of Holdings receive a quarterly Management Advisory Fee in return for management, advisory and other services rendered. Such fees totaled $500, $500 and $500, for the years ended December 31, 2000, 1999, and 1998, respectively.

In connection with the Acquisition, the Company entered into a Transitional Services Agreement with WMIS and Rust International. In consideration of certain services to be rendered by the Company and the licenses and preferred customer status granted by the Company, WMIS paid to the Company $725 per quarter through September 30, 1999 ($8.7 million in total). The Company recorded $7,438 as a note receivable from WMIS in purchase accounting. The payments were being accounted for as a reduction to the Company's operating expenses in the period the aforementioned services were provided. For the year ended December 31, 1999, the Company received $2,175. In addition, the Company provides computer support to WMIS and received payments of $900, $900 and $750, for the years ended December 31, 2000, 1999 and 1998, respectively, for such services.

15. EMPLOYEE BENEFIT PLAN:

In 1997, the Company established the Brandshare 401(k) Savings Plan and Profit Sharing Plan ("401(k) Plan"). Substantially all employees are eligible to participate in the Plan. Participants may elect to defer 2% to 15% of their salary. The Company, at its sole discretion, may make matching contributions to the 401(k) Plan. For the years ended December 31, 2000, 1999, and 1998, the Company expensed $383, $359, and $345 respectively, for contributions to the 401(k) Plan.

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

Notes Payable and Capital Lease Obligations - Recorded amounts of the notes payable and capital lease obligations approximate their fair value.

14.5% Senior Exchangeable Preferred Stock - The liquidation value approximates fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999, are as follows:

                                                                      2000                       1999
                                                             ----------------------     ---------------------
                                                             Carrying       Fair        Carrying      Fair
                                                              Amount        Value        Amount       Value
                                                             --------    ----------     --------     --------
     Cash and cash equivalents                               $  3,139    $    3,139     $    244     $    244
     Notes receivable                                             481           481          671          671
     Revolving loan                                             4,125         4,125        3,960        3,960
     Term loans                                                47,325        47,325       23,500       23,500
     Senior notes                                             130,000       117,650      130,000      118,300
     Notes payable and capital lease obligations                6,276         6,276        4,402        4,402
     14.5% senior exchangeable preferred stock                 47,742        31,274       41,404       29,189

17. ACQUISITIONS:

During 2000, the Company acquired four companies in four separate transactions for an aggregate purchase price of $11.0 million in cash, $3.3 million in notes payable, and $3.0 million of possible future payments conditioned upon the operating results of two of the acquired companies. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. In connection with the acquisitions, the Company recorded goodwill in the amount of $6.0 million based upon the allocation of the purchase prices of the acquisitions. All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from their respective dates of acquisition. The allocation of the purchase price for the acquisitions acquired during 2000 are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

In 1999, the Company acquired two companies in two separate transactions for an aggregate purchase price of $1.9 million in cash and $200 in notes payable. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. These acquisitions were accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from their respective dates of acquisition.

In 1998, the Company acquired two companies in two separate transactions for an aggregate purchase price of $2.1 million in cash and $700 in notes payable. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. These acquisitions were accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from their respective dates of acquisition.

18. RECENT ACCOUNTING PRONOUNCEMENT:

The Company intends to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities in 2001. The Company believes that SFAS 133 will not have a material impact on its results of operations or financial position.


Exhibit
Number                                                    Description
-------                                                   -----------

     3.1  -    Certificate of Incorporation of the Registrant(1)
     3.2  -    Certificate of Amendment of Certificate of Incorporation of the Registrant(1)
     3.3  -    Amended and Restated By-Laws of Brand Services, Inc.(1)
     4.1  -    Amended and Restated Certificate of Designations, Preferences and Rights of 14.5% Senior Exchangeable
               Preferred Stock due 2008 (the "Senior Preferred Stock")(1)
     4.2  -    Amended and Restated Shareholders Agreement dated as of September 30, 1996, among DLJ Merchant
               Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
               Banking Funding, Inc., Carlisle-Brand Investors, L.P., Rust Industrial Services Inc., DLJ Brand
               Holdings, Inc. ("Holdings"), Brand Services, Inc. and Certain Individuals(1)
     4.3  -    Stock Option Agreement dated as of March 4, 1997, between Holdings and Carlisle Group, L.P.(1)
     4.4  -    Indenture dated as of February 25, 1998, between the Company, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company's 10-1/4% Senior Notes due 2008 ("Senior Notes")(1)
     4.5  -    Registration Rights Agreement, dated as of February 25, 1998, between the Company and Donaldson
               Lufkin & Jenrette Securities Corporation ("DLJSC"), as initial purchaser, relating to the Notes(1)
     4.6  -    Registration Rights Agreement dated as of March 2, 1998, by and between the Company and DLJSC, relating to the Senior Preferred Stock(1)
     4.7  -    Form of Indenture relating to the Company's 14.5% Senior Subordinated Exchange Debentures due 2008 (2)
       5  -    Opinion of Davis Polk & Wardwell, Counsel of the Registrant, regarding the validity of the securities being registered(2)
    10.1  -    Credit Agreement dated as of September 30, 1996, among Brand Services, Inc., the banks party thereto,
               DLJ Capital, as Syndication Agent, and Bank of America, as Administrative Agent(1)
    10.2  -    Purchase Agreement dated as of February 25, 1998, by and between the Company and DLJSC, as initial purchaser, relating to the Senior Notes(1)
    10.3  -    The Amended and Restated Transaction Agreement dated as of September 18, 1996 among DLJ Merchant
               Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
               Banking Funding, Inc., Carlisle Enterprises, L.P., Holdings, the Company, Brand Scaffold Builders,
               Inc., Brand Scaffold Rental & Erection, Inc. 702569 Alberta Ltd., Rust International Inc., Rust
               Industrial Services Inc., Rust Scaffold Services Inc., Rust Scaffold Builders Inc., and Rust Scaffold
               & Erection Inc.(1)
    10.4  -    Employment Agreement dated as of October 1, 1996, between the Company and John M. Monter(1)
    10.5  -    Employment Agreement dated as of July 29, 1996, between the Company and James "Marty" McGee(1)
    10.6  -    Employment Agreement dated as of July 29, 1996, between the Company and Ronald W. Moore(1)
    10.8  -    Offer Letter dated as of March 30, 1998, between the Company and Ian R. Alexander(1)
      12  -    Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(3)
      21  -    Subsidiaries of the Registrant(1)
      24  -    Powers of Attorney

(1) Incorporated herein by reference to exhibit of the same number in the Registrant's Registration Statement on Form S-1, Registration Number 333-56817.
(2)  Previously filed with the SEC
(3)  Filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Brand Services, Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Brand Services, Inc. and subsidiaries ("the Company") included in this Form 10-K, and have issued our report thereon dated March 2, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



St. Louis, Missouri
March 2, 2001

                      BRAND SERVICES, INC. AND SUBSIDIARIES


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (In thousands)


                                                                               Additions and
                                                                Balance at      Charges to                   Balance at
                                                                Beginning        Costs and                     End of
        Description                                             Of Period        Expenses       Write-offs     Period
        -----------                                             ---------        --------       ----------     ------

December 31, 2000:
Allowance for doubtful accounts                                   $  770         $1,560           $(1,417)        $913

December 31, 1999:
Allowance for doubtful accounts                                      812            540              (582)         770

December 31, 1998:
Allowance for doubtful accounts                                    1,000            423              (611)         812