Form 10-Q
period 2001-03-31
BRAND SERVICES
filed 2001-05-14
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

     Class of Common Stock                        Outstanding at April 30, 2001
        $.01 Par Value                                      100 shares

                                      INDEX

                                                                                             Page
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Statements of Operations for the Three
                   Months Ended March 31, 2001 and 2000                                         2

                   Consolidated Balance Sheets at March 31, 2001 and
                   December 31, 2000                                                          3-4

                   Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 2001 and 2000                                       5-6

                   Notes to Consolidated Financial Statements                                 7-8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       9-11

PART II - OTHER INFORMATION

          Item 6.  (a) Exhibits                                                                12
                   (b) Reports on Form 8-K

      SIGNATURES                                                                               12



                                    Page -1-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)

                                                                           Three Months Ended
                                                                                March 31
                                                                              (unaudited)
                                                                      -----------------------------
                                                                          2001           2000
                                                                      -------------- --------------
Revenue                                                                  $ 74,578       $ 67,810
Operating expenses                                                         54,821         51,552
                                                                      -------------- --------------
  Gross profit                                                             19,757         16,258
Selling and administrative expenses                                        11,069          8,990
                                                                      -------------- --------------
  Operating income                                                          8,688          7,268
Interest expense                                                            5,017          4,703
Interest income                                                                (9)           (27)
                                                                      -------------- --------------
  Pretax income                                                             3,680          2,592
Provision for income tax                                                        -              -
                                                                      -------------- --------------
  Net income                                                                3,680          2,592
Less accretion of preferred stock dividends                                (1,730)        (1,501)
                                                                      -------------- --------------
  Net income applicable to common stock                                   $ 1,950        $ 1,091
                                                                      ============== ==============



     The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.



                                    Page -2-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                         March 31,
                                                                                           2001          December 31,
                                                                                         (unaudited)         2000
                                                                                       -------------- -------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $ 2,356        $ 3,139
  Trade accounts receivable, net of allowance for doubtful
     accounts of  $1,018 in 2001 and $913 in 2000                                             50,100         46,016
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                     2,137          3,218
  Notes receivable, current portion                                                              213            218
  Other current assets                                                                         8,263          7,554
                                                                                       -------------- -------------------

      Total current assets                                                                    63,069         60,145
                                                                                       -------------- -------------------

PROPERTY AND EQUIPMENT:
  Land                                                                                         1,713          1,716
  Buildings                                                                                    3,375          3,227
  Vehicles and other equipment                                                                33,817         33,076
  Scaffolding equipment                                                                      206,251        201,825
  Leasehold improvements                                                                         911            893
                                                                                       -------------- -------------------

    Total property and equipment, at cost                                                    246,067        240,737

 Less-Accumulated depreciation and amortization                                               69,828         65,170
                                                                                       -------------- -------------------

      Total property and equipment, net                                                      176,239        175,567
                                                                                       -------------- -------------------


OTHER ASSETS                                                                                  10,106         10,537
                                                                                       -------------- -------------------

           TOTAL ASSETS                                                                    $ 249,414      $ 246,249
                                                                                       ============== ===================


                          (Continued on following page)



                                    Page -3-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (In thousands except share and per share amounts)


                                                                                            March 31,
                                                                                              2001            December 31,
                                                                                           (unaudited)            2000
                                                                                         ----------------- ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan                                                                               $ 12,627           $ 4,125
  Current maturities of long-term debt                                                            9,800             8,800
  Notes payable and capital lease obligations, current portion                                    1,096             1,145
  Accounts payable and accrued expenses                                                          28,982            34,473
  Billings in excess of costs and estimated earnings on uncompleted contracts                     1,498             1,845
                                                                                         ----------------- ------------------

      Total current liabilities                                                                  54,003            50,388
                                                                                         ----------------- ------------------

LONG-TERM DEBT                                                                                  165,450           168,525
                                                                                         ----------------- ------------------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                                       4,799             5,131
                                                                                         ----------------- ------------------

DEFERRED INCOME TAXES                                                                             1,662             1,662
                                                                                         ----------------- ------------------

14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value,
   12,500,000 shares authorized, 1,042,460 issued and outstanding                                49,472            47,742
                                                                                         ----------------- ------------------

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares authorized, issued and outstanding                        -                 -
  Paid-in capital                                                                                19,723            19,723
  Receivables from sale of Holding's common stock                                                (1,097)           (1,097)
  Predecessor basis adjustment                                                                  (13,038)          (13,038)
  Cumulative translation adjustment                                                              (2,362)           (1,639)
  Accumulated deficit                                                                           (29,198)          (31,148)
                                                                                         ----------------- ------------------

           Total stockholder's deficit                                                          (25,972)          (27,199)
                                                                                         ----------------- ------------------

           Total liabilities and stockholder's deficit                                        $ 249,414         $ 246,249
                                                                                         ================= ==================


     The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.



                                    Page -4-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                             Three months ended
                                                                                            March 31 (unaudited)
                                                                                       --------------------------------
                                                                                            2001            2000
                                                                                       --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 3,680         $ 2,592
   Adjustments to reconcile net income to net cash (used for)
      provided by operating activities
         Depreciation and amortization                                                       5,420           5,892
         Gain on sale of fixed assets                                                          301              (7)
         Changes in operating assets and liabilities -
             Trade accounts receivable, net                                                 (4,084)         (8,874)
             Costs and estimated earnings in excess of billings
               on uncompleted contracts                                                      1,081          (1,623)
             Notes receivable                                                                   46               8
             Equipment held for resale                                                        (243)            (11)
             Accounts payable and accrued expenses                                          (5,491)          3,546
             Billings in excess of costs and estimated earnings
              on uncompleted contracts                                                        (347)            346
        Other                                                                                 (622)           (704)
                                                                                       --------------- ----------------
              Net cash (used for) provided by operating activities                            (259)          1,165
                                                                                       --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (6,578)        (13,607)
   Payments for acquisitions                                                                     -          (4,200)
   Proceeds from sales of property and equipment
    other than scaffolding                                                                       8               7
                                                                                       --------------- ----------------
             Net cash used by investing activities                                          (6,570)        (17,800)
                                                                                       --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                   -           5,000
  Payments of long-term debt                                                                (2,075)         (1,512)
  Redemption of parent company stock                                                             -            (167)
  Borrowings of revolving loans                                                              8,502          16,010
  Payments on capital lease obligations                                                       (381)           (311)
                                                                                       --------------- ----------------
            Net cash provided by financing activities                                        6,046          19,020
                                                                                       --------------- ----------------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                              (783)          2,385
CASH AND CASH EQUIVALENTS, beginning of  period                                              3,139             244
                                                                                       --------------- ----------------
CASH AND CASH EQUIVALENTS, end of period                                                   $ 2,356         $ 2,629
                                                                                       =============== ================


                          (Continued on following page)


                                    Page -5-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                         Three months ended
                                                                        March 31 (unaudited)
                                                                    ------------------------------
                                                                        2001            2000
                                                                    -------------- ---------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                         $ 7,975        $ 7,632
                                                                    ============== ===============

NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends                   $ 1,730        $ 1,501
                                                                    ============== ===============



     The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.



                                    Page -6-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

The financial statements included herein for the periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three months ending March 31, 2001 and 2000. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1. Organization and Business

Brand Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 60.7% by Credit Suisse First Boston (USA), Inc. ("CSFB"), 8.7% by Carlisle Enterprises, L.P. ("Carlisle"), 17.2% by Rust International, Inc. ("Rust International"), and 13.4% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management, Inc. ("WMI"). All references to "the Company", "we", "us", or "our" mean Brand Services, Inc. and its subsidiaries.

We operate in one segment and provide scaffolding services primarily to refining, chemical, petrochemical, utility and pulp and paper industries, and to a lesser extent, general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheet. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

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




                                    Page -7-

3. Debt and Borrowing Arrangements

At March 31, 2001 and December 31, 2000 long term-debt consisted of the following (in thousands):

                                                                March 31,
                                                                  2001            December 31,
                                                               (unaudited)            2000
                                                             ---------------- -------------------
      Revolving loans                                             $ 12,627         $  4,125
      Term loans                                                    45,250           47,325
      10-1/4% Senior Notes                                         130,000          130,000
                                                             ---------------- -------------------
                                                                   187,877          181,450

      Less-Current portion                                          22,427           12,925
                                                             ---------------- -------------------
           Long-term debt                                        $ 165,450        $ 168,525
                                                             ================ ===================

For the quarter ended March 31, 2001, the weighted average interest rate on loans outstanding under the term loan facility was 10.1%.

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

5. Comprehensive Income

For the three months ended March 31, 2001 and 2000, comprehensive income was $3.0 million and $2.8 million, respectively.

6. Recent Accounting Pronouncement

The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities in 2001. SFAS 133 did not have a material impact on the Company's results of operations or financial position.



                                    Page -8-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

The matters discussed in this Form 10-Q of Brand Services, Inc. and subsidiaries (the "Company") contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced herein. The forward looking statements contained herein reflect the Company's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

The following discussion and analysis should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

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

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While



                                    Page -9-
the postponement of scheduled turnarounds causes fluctuations in the Company's quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

Revenues - Revenues for the three months ended March 31, 2001 increased 10.0% to $74.6 million from $67.8 million for the same period in 2000. Labor revenue increased 10.3% to $55.0 million for the three months ended March 31, 2001 as compared to the same period in 2000. Rental revenue increased 7.0% to $17.3 million for the first quarter of 2001 compared to the same period in 2000. At $74.6 million, first quarter 2001 revenues were the highest of any quarterly period. The increase relates to acquired businesses and strong revenue growth from divisions in California and Texas. The Southwest Region had the strongest revenue gain compared to 2000 with a 28.6% increase.

Gross Profit - Gross profit for the three months ended March 31, 2001 increased 21.5% to $19.8 million from $16.3 million for the same period in 2000. Labor gross profit (labor revenue less labor cost) was particularly strong, increasing by 22.3% to $11.6 million for the three months ended March 31, 2001 as compared to the same period in 2000. Gross profit as a percentage of revenue increased to 26.5% from 24.0% for the three month period ended March 31, 2001 as compared to the same period in 2000.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended March 31, 2001 increased 23.1% to $11.1 million from $9.0 million for the same period in 2000. Selling and administrative expenses as a percentage of revenue for the three months ended March 31, 2001 increased to 14.8% from 13.3% for the same period in 2000. The increase in selling and administrative expenses was primarily attributable to the additional expenses incurred for newly acquired companies and for the opening of new divisions.

Operating Income - As a result of the above, operating income for the three months ended March 31, 2001 increased 19.5% to $8.7 million from $7.3 million for the same period in 2000.

Interest Expense - Interest expense for the three months ended March 31, 2001 increased 6.7% to $5.0 million from $4.7 million for the same period in 2000. For the quarters ended March 31, 2001 and 2000, the weighted average interest rate on the debt was 10.1% and 10.1%, respectively. The increase in interest expense is due to a higher outstanding debt balance.

Net Income - Net income for the three months ended March 31, 2001 and 2000 was $3.7 million and $2.6 million, respectively.



                                   Page -10-

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures and working capital requirements. The Company had working capital of $9.1 million and $(2.2) million and cash of $2.4 million and $2.7 million, as of March 31, 2001 and 2000, respectively.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the three months ended March 31, 2001, total capital expenditures were $6.6 million.

The other major uses of cash are the payments of interest on long term debt and the payments of principal on term loans. For the three months ended March 31, 2001 interest payments were $8.0 million and principal payments were $2.1 million.

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

                                                                   Three Months Ended
                                                                        March 31
                                                                       (unaudited)
                                                               ----------------------------
                                                                   2001          2000
                                                               ------------- --------------
Net Income                                                         $ 3,680       $ 2,592
Depreciation and Amortization Expense                                5,420         5,892
Interest Expense                                                     5,017         4,703
Interest Income                                                         (9)          (27)
                                                               ------------- --------------
                    EBITDA                                        $ 14,108      $ 13,160
                                                               ------------- --------------





                                   Page -11-

PART II - OTHER INFORMATION

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No reports were filed on Form 8-K during the period for which this report is filed Exhibit Index.



SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRAND SERVICES, INC.

Date:  May 14, 2001                 /s/ John M. Monter
                                    --------------------------------------------
                                    John M. Monter
                                    Chief Executive Officer, President


Date:  May 14, 2001                 /s/ Jeffrey W. Peterson
                                    --------------------------------------------
                                    Jeffrey W. Peterson
                                    Chief Financial Officer,
                                    Vice President, Finance






                                   Page -12-