Form 10-Q
period 2001-06-30
BRAND SERVICES
filed 2001-08-14
CIK 1062742

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

            CLASS OF COMMON STOCK                       OUTSTANDING AT JULY 31, 2001
                $.01 PAR VALUE                                   100 SHARES

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.    Financial Statements
           Consolidated Statements of Operations for the Three Months
             and Six Months Ended June 30, 2001 and 2000...............       2
           Consolidated Balance Sheets at June 30, 2001 and 2000.......       3
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2001 and 2000..............................       4
           Notes to Consolidated Financial Statements..................     5-7
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    8-11

PART II -- OTHER INFORMATION
Item 6.    (a) Exhibits................................................      11
           (b) Reports on Form 8-K

SIGNATURES.............................................................      12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BRAND SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30                JUNE 30
                                                             (UNAUDITED)            (UNAUDITED)
                                                          ------------------    --------------------
                                                           2001       2000        2001        2000
                                                           ----       ----        ----        ----
Revenues:
  Labor...............................................    $53,816    $49,745    $108,951    $ 99,740
  Equipment rental....................................     17,051     17,880      34,347      34,041
  Equipment sales.....................................      2,660      1,461       4,807       3,115
                                                          -------    -------    --------    --------
     Total revenues...................................     73,527     69,086     148,105     136,896
                                                          -------    -------    --------    --------
Operating expenses:
  Labor...............................................     43,879     40,734      87,435      81,263
  Equipment rental....................................      6,209      7,191      11,829      13,456
  Equipment sales.....................................      1,573        996       2,862       2,188
  Divisional operating expenses.......................      3,950      4,246       8,306       7,811
                                                          -------    -------    --------    --------
     Total operating expenses.........................     55,611     53,167     110,432     104,718
                                                          -------    -------    --------    --------
  Gross profit........................................     17,916     15,919      37,673      32,178
Selling and administrative expenses...................      9,910      9,334      20,979      18,324
                                                          -------    -------    --------    --------
  Operating income....................................      8,006      6,585      16,694      13,854
Interest expense......................................      5,643      4,813      10,660       9,517
Interest income.......................................       (111)        (3)       (120)        (30)
                                                          -------    -------    --------    --------
  Pretax income.......................................      2,474      1,775       6,154       4,367
Provision for income tax..............................         --         --          --          --
                                                          -------    -------    --------    --------
  Net income..........................................      2,474      1,775       6,154       4,367
Less accretion of preferred stock dividends...........     (1,794)    (1,555)     (3,524)     (3,056)
                                                          -------    -------    --------    --------
  Net income applicable to common stock...............    $   680    $   220    $  2,630    $  1,311
                                                          =======    =======    ========    ========

     The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

                     BRAND SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,
                                                                   2001        DECEMBER 31,
                                                                (UNAUDITED)       2000*
                                                                -----------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $  8,025        $  3,139
  Trade accounts receivable, net of allowance for doubtful
     accounts of $958 in 2001 and $913 in 2000..............       46,428          46,016
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................        1,956           3,218
  Notes receivable, current portion.........................          216             218
  Other current assets......................................        8,219           7,554
                                                                 --------        --------
     Total current assets...................................       64,844          60,145
                                                                 --------        --------
PROPERTY AND EQUIPMENT:
  Land......................................................        1,720           1,716
  Buildings.................................................        3,460           3,227
  Vehicles and other equipment..............................       34,992          33,076
  Scaffolding equipment.....................................      208,324         201,825
  Leasehold improvements....................................          883             893
                                                                 --------        --------
     Total property and equipment, at cost..................      249,379         240,737
  Less -- Accumulated depreciation and amortization.........       74,479          65,170
                                                                 --------        --------
     Total property and equipment, net......................      174,900         175,567
                                                                 --------        --------
OTHER ASSETS................................................       10,221          10,537
                                                                 --------        --------
       TOTAL ASSETS.........................................     $249,965        $246,249
                                                                 ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Revolving loan............................................     $     --        $  4,125
  Current maturities of long-term debt......................       14,650           8,800
  Notes payable and capital lease obligations, current
     portion................................................          953           1,145
  Accounts payable and accrued expenses.....................       27,558          34,473
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................        1,196           1,845
                                                                 --------        --------
     Total current liabilities..............................       44,357          50,388
                                                                 --------        --------
LONG-TERM DEBT..............................................      173,488         168,525
                                                                 --------        --------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS.................        4,522           5,131
                                                                 --------        --------
DEFERRED INCOME TAXES.......................................        1,655           1,662
                                                                 --------        --------
14.5% Senior Exchangeable Preferred Stock, $0.01 par value,
  1,250,000 shares authorized, 1,042,460 issued and
  outstanding...............................................       51,266          47,742
                                                                 --------        --------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares authorized,
     issued and outstanding.................................           --              --
  Paid-in capital...........................................       20,136          19,723
  Receivables from sale of Holding's common stock...........       (1,427)         (1,097)
  Predecessor basis adjustment..............................      (13,038)        (13,038)
  Cumulative translation adjustment.........................       (2,476)         (1,639)
  Accumulated deficit.......................................      (28,518)        (31,148)
                                                                 --------        --------
     Total stockholder's deficit............................      (25,323)        (27,199)
                                                                 --------        --------
     Total liabilities and stockholder's deficit............     $249,965        $246,249
                                                                 ========        ========

-------------------------
* Agrees with the audited consolidated balance sheet included in the Company's Form 10-K for the year ended December 31, 2000.

        The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

                     BRAND SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                                    (UNAUDITED)
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $  6,154    $  4,367
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization.............................      11,510      12,268
  Changes in operating assets and liabilities --
     Trade accounts receivable, net.........................        (412)     (7,757)
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................       1,262        (625)
     Notes receivable.......................................         117          56
     Scaffolding equipment..................................         413       1,474
     Accounts payable and accrued expenses..................      (6,915)      2,959
     Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................        (649)        538
Other.......................................................      (1,560)     (1,404)
                                                                --------    --------
          Net cash provided by operating activities.........       9,920      11,876
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................     (11,012)    (21,562)
Payments for acquisitions...................................          --      (4,200)
Proceeds from sales of property and equipment other than
  scaffolding...............................................           8          33
                                                                --------    --------
          Net cash used by investing activities.............     (11,004)    (25,729)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt................................      15,000       5,000
Payments of long-term debt..................................      (4,187)     (3,025)
Redemption of parent company stock..........................          --        (167)
Capital contributions from Holdings.........................          83         244
Borrowings (payments) of revolving loans....................      (4,125)     13,340
Payments on capital lease obligations.......................        (801)       (588)
                                                                --------    --------
          Net cash provided by financing activities.........       5,970      14,804
                                                                --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................       4,886         951
CASH AND CASH EQUIVALENTS, beginning of period..............       3,139         244
                                                                --------    --------
CASH AND CASH EQUIVALENTS, end of period....................    $  8,025    $  1,195
                                                                ========    ========
                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                                    (UNAUDITED)
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid...............................................    $  9,161    $  9,633
                                                                ========    ========
NONCASH TRANSACTIONS:
Paid in-kind accretion of preferred stock dividends.........    $  3,524    $  3,056
                                                                ========    ========

        The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

                     BRAND SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The financial statements included herein for the periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1. ORGANIZATION AND BUSINESS

     Brand Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 60.0% by Credit Suisse First Boston (USA), Inc. ("CSFB"), 8.6% by Carlisle Enterprises, L.P. ("Carlisle"), 17.0% by Rust International, Inc. ("Rust International"), and 14.4% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management, Inc. ("WMI"). All references to "the Company", "we", "us", or "our" mean Brand Services, Inc. and its subsidiaries.

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

3. ACQUISITIONS

     During 2000, the Company acquired four companies in four separate transactions for an aggregate purchase price of $11.0 million in cash, $3.3 million in notes payable and $3.0 million of possible future payments conditioned upon the operating results of two of the acquired companies. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. In connection with the acquisitions, the Company recorded goodwill in the amount of $6.0 million based upon the allocation of the purchase prices of the acquisitions. All of the above acquisitions were accounted for using the purchase method of accounting and accordingly have been included in the financial statements from their respective dates of acquisition.

     Summarized pro forma consolidated results of operations as if the acquisitions made during 2000 had occurred as of January 1, 2000 follows. Pro forma adjustments include only the effects of events directly attributable to the transactions that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization, interest expense, and certain other adjustments (in thousands):

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  JUNE 30, 2000         JUNE 30, 2000
                                                ------------------    ----------------
Revenues....................................         $70,260              $140,683
Net income..................................           1,800                 4,261

     The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4. DEBT AND BORROWING ARRANGEMENTS

     At June 30, 2001 and December 31, 2000 long-term debt consisted of the following (in thousands):

                                                            JUNE 30,    DECEMBER 31,
                                                              2001          2000
                                                            --------    ------------
Revolving loans.........................................    $     --      $  4,125
Term loans..............................................      58,138        47,325
10 1/4% Senior Notes....................................     130,000       130,000
                                                            --------      --------
                                                             188,138       181,450
Less-Current portion....................................      14,650        12,925
                                                            --------      --------
  Long-term debt........................................    $173,488      $168,525
                                                            ========      ========

     In April 2001, the Company borrowed $10.0 million under the Term B Loan facility and in May 2001, the Company borrowed an additional $5.0 million under the Term B Loan facility. The proceeds of these loans were used to repay the revolving loans and for working capital needs.

     The Company is advised that certain investors who acquired 10 1/4 Senior Notes in market transactions in May, 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of June 30, 2001, and an amount equal thereto has been classified as "current maturities of long-term debt" on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4 Senior Notes acquired, the Company would recognize a gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4 Senior Notes involved in such transactions, expire one year after the dates of the May, 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to "long-term debt".

     For the three months ended June 30, 2001 and 2000, the weighted average interest rate on loans outstanding under the term loan facility and the revolving loan was 9.9% and 10.2%, respectively, and for the six months ended June 30, 2001 and 2000, the weighted average interest rate was 10.0% and 10.1%, respectively.

5. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of conducting its business, the Company becomes involved in various pending claims and lawsuits. These primarily relate to employee matters. The outcome of these matters is not presently determinable. However, in the opinion of management, based on the advice of legal counsel, the resolution of these matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

6. COMPREHENSIVE INCOME

     For the three months ended June 30, 2001 and 2000, comprehensive income was $2.4 million and $1.4 million, respectively, and for the six months ended June 30, 2001 and 2000, comprehensive income was $5.3 million and $4.2 million, respectively.

7. RECENT ACCOUNTING PRONOUNCEMENT

     The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities in 2001. SFAS 133 did not have a material impact on the Company's results of operations or financial position.

8. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles that have indefinite useful lives will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

RESULTS OF OPERATIONS

     Revenues -- Revenues for the three months ended June 30, 2001 increased 6.4% to $73.5 million from $69.1 million for the same period in 2000. Revenues for the six months ended June 30, 2001 increased 8.2% to $148.1 million from $136.9 million for the same period in 2000. Labor revenue increased 8.2% to $53.8 million for the three months ended June 30, 2001 as compared to the same period in 2000 and 9.2% to $109.0 million for the six months ended June 30, 2001 as compared to the same period in 2000. Rental revenue decreased (4.6%) to $17.1 million for the three months ended June 30, 2001 as compared to the same period in 2000, but increased 0.9% to $34.3 million for the six months ended June 30, 2001 as compared to the same period in 2000. The decline in rental revenue is the result of a slowdown in our commercial business, which has been impacting results for the entire six month period.

Stronger results from the industrial market segment have shifted the revenue base to higher labor revenues.

     Gross Profit -- Gross profit for the three months ended June 30, 2001 increased 12.5% to $17.9 million from $15.9 million for the same period in 2000. Gross profit for the six months ended June 30, 2001, increased 17.1% to $37.7 million from $32.2 million for the same period in 2000. Labor gross profit (labor revenue less labor cost) increased 10.3% to $9.9 million for the three months ended June 30, 2001 as compared to the same period in 2000 and 16.5% to $21.5 million for the six months ended June 30, 2001 as compared to the same period in 2000. Gross profit as a percentage of revenue increased for the three months ended June 30, 2001 as compared to the same period in 2000, increasing to 24.4% from 23.0%. Gross profit as a percentage of revenue for the six months ended June 30, 2001, increased to 25.4% from 23.5% for the same period in 2000. The increase in labor gross profit has positively impacted overall gross profit.

     Selling and Administrative Expenses -- Selling and administrative expenses for the three months ended June 30, 2001 increased 6.2% to $9.9 million from $9.3 million for the same period in 2000. Selling and administrative expenses for the six months ended June 30, 2001 increased 14.5% to $21.0 million from $18.3 million for the same period in 2000. Selling and administrative expenses as a percentage of revenue for the three months ended June 30, 2001 remained unchanged from 13.5% for the same period in 2000. Selling and administrative expenses as a percentage of revenue for the six months ended June 30, 2001 increased to 14.2% from 13.4% for the same period in 2000. The increase in selling and administrative expenses comparing the six months ended June 30, 2001 to 2000 was primarily attributed to the increase in salaries and bonus expense of $1.5 million and goodwill amortization of $0.6 million.

     Operating Income -- As a result of the above, operating income for the three months ended June 30, 2001 increased 21.6% to $8.0 million from $6.6 million for the same period in 2000 and increased 20.5% for the six months ended June 30, 2001 to $16.7 million from $13.9 million for the same period in 2000.

     Interest Expense -- Interest expense for the three months ended June 30, 2001 increased 17.2% to $5.6 million from $4.8 million for the same period in 2000. Interest expense for the six months ended June 30, 2001 increased 12.0% to $10.7 million from $9.5 million for the same period in 2000. The increase in the interest expenses is due to a higher outstanding debt balance. For the quarters ended June 30, 2001 and 2000, the weighted average interest rate was 9.92% and 10.23%, respectively and for the six months ended June 30, 2001 and 2000, the weighted average interest rate was 10.03% and 10.12%, respectively.

     Net Income -- Net income for the three months ended June 30, 2001 and 2000 was $2.5 million and $1.8 million, respectively and was $6.2 million and $4.4 million for the six months ended June 30, 2001 and 2000, respectively.

     Accretion of Preferred Stock Dividends -- Accretion of preferred stock dividends for the three months ended June 30, 2001 and 2000 was $1.8 million and $1.6 million, respectively, and was $3.5 million and $3.1 million for the six months ended June 30, 2001 and 2000, respectively.

     Net Income Applicable to Common Stock -- Net income applicable to common stock for the three months ended June 30, 2001 and 2000 was $0.7 million and $0.2 million, respectively, and was $2.6 million and $1.3 million for the six months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures and working capital requirements. As of June 30, 2001 and 2000, the Company had working capital of $24.2 million and $(2.5) million and cash of $8.0 million and $1.2 million, respectively.

     In April 2001, the Company borrowed $10.0 million under the Term B Loan facility and in May 2001, the Company borrowed an additional $5.0 million under the Term B Loan facility. The proceeds of these loans were used to repay the revolving loans and for working capital needs.

     The Company is advised that certain investors who acquired 10 1/4 Senior Notes in market transactions in May, 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of June 30, 2001, and an amount equal thereto has been classified as "current maturities of long-term debt" on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4 Senior Notes acquired, the Company would recognize a gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4 Senior Notes involved in such transactions, expire one year after the dates of the May, 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to "long-term debt".

     One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the six months ended June 30, 2001, total capital expenditures were $11.0 million.

     Dividends on our preferred stock accrue at the rate of 14.5% and are not payable until September 30, 2001 or the date when we are permitted to pay cash dividends on the preferred stock under the terms of our bank facility at that time. The current bank facility restricts the Company from making dividend payments. Therefore, we are unable to pay cash dividends on the preferred stock on September 30, 2001 and do not expect to pay any dividends during 2001.

     The other major uses of cash are the payments of interest on long-term debt and the payments of principal on term loans. For the six months ended June 30, 2001 interest payments were $9.2 million and principal payments were $4.2 million. Interest payments and principal payments for the remaining six months of 2001 are estimated to be $10.1 million and $4.7 million, respectively.

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

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
Net Income..................................................    $ 6,154    $ 4,367
Depreciation and Amortization Expense.......................     11,510     12,268
Interest Expense............................................     10,660      9,517
Interest Income.............................................       (120)       (30)
                                                                -------    -------
     EBITDA.................................................    $28,204    $26,122
                                                                =======    =======

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                                -------------------
                                                                  2001       2000
                                                                  ----       ----
Net cash provided by (used for):
Operating activities........................................    $  9,920    $11,876
Investing activities........................................     (11,004)   (25,729)
Financing activities........................................       5,970     14,804

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles that have indefinite useful lives will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- None.

     (b) No reports were filed on Form 8-K during the period for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          BRAND SERVICES, INC.

Date: August 14, 2001   /s/ JOHN M. MONTER
                        --------------------------------------------------------
                        John M. Monter
                        Chief Executive Officer, President

Date: August 14, 2001   /s/ JEFFREY W. PETERSON
                        --------------------------------------------------------
                        Jeffrey W. Peterson
                        Chief Financial Officer,
                        Vice President, Finance