Form 10-K405/A
period 2001-06-30
BRAND SERVICES
filed 2001-08-15
CIK 1062742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


                               AMENDMENT NO. 1 TO

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000

                              BRAND SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                  735915                              133909681
 (State or Other Jurisdiction of              (Commission File Number)            (IRS Employer Identification
   Incorporation or Organization)                                                           Number)

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

                             Yes  X        No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

No market exists for the Common Stock of Brand Services, Inc. All of the outstanding shares of Common Stock are held by DLJ Brand Holdings, Inc.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT MARCH 15 , 2001
                    -----                             ------------------------------
            BRAND SERVICES, INC.
        COMMON STOCK, $0.01 PAR VALUE                           100 SHARES

This Form 10-K/A is filed with respect to the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 20, 2001, in response to staff comments principally in order to set forth the components of revenues and operating expenses in greater detail and to provide certain pro forma financial data relating to acquisitions.



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

  Financial Information About Industry Segments

     We operate in one segment and provide scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Our revenues, operating income and total assets as of and for the years ended December 31, 2000, 1999 and 1998, are as follows (in thousands):

                                                      2000        1999        1998
                                                      ----        ----        ----
Revenue.........................................    $264,066    $218,916    $205,304
Operating income................................      21,135      15,736      18,063
Total assets....................................     246,249     210,872     211,060

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


                                  RUST                                         BRAND
                              -------------   ------------------------------------------------------------------------
                               NINE MONTHS    THREE MONTHS
                                  ENDED          ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                              SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                  1996            1996           1997           1998           1999           2000
                              -------------   ------------   ------------   ------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:(1)
Revenue.....................    $124,769        $44,412        $160,660       $205,304       $218,916       $264,066
Operating expenses..........      89,073         34,170         122,638        157,673        171,630        203,689
                                --------        -------        --------       --------       --------       --------
     Gross profit...........      35,696         10,242          38,022         47,631         47,286         60,377
Selling and administrative
  expenses..................      15,825          4,743          25,840         29,568         31,550         39,242
Nonrecurring start-up
  expenses..................          --             --           2,498             --             --             --
                                --------        -------        --------       --------       --------       --------
Operating income............      19,871          5,499           9,684         18,063         15,736         21,135
Interest expense............       7,872          4,504          15,422         17,728         17,758         20,414
Interest income.............        (482)          (195)           (397)          (249)          (159)           (95)
Other expense, net(2).......         708             --              --             --             --             --
                                --------        -------        --------       --------       --------       --------
Income (loss) before
  provision or income tax...      11,773          1,190          (5,341)           584         (1,863)           816
Provision for income tax....       4,813            525              --             --             --             --
Extraordinary loss on debt
  extinguishment............          --             --              --          4,329             --             --
                                --------        -------        --------       --------       --------       --------
     Net income (loss)......       6,960            665          (5,341)        (3,745)        (1,863)           816
                                ========        =======        ========       ========       ========       ========
Less: Accretion of preferred
  stock dividends...........          --           (906)         (4,172)        (4,767)        (5,497)        (6,338)
                                --------        -------        --------       --------       --------       --------
Net income (loss) applicable
  to common stock...........    $  6,960        $  (241)       $ (9,513)      $ (8,512)      $ (7,360)      $ (5,522)
                                ========        =======        ========       ========       ========       ========
OTHER DATA:(1)
EBITDA(3)...................    $ 25,832        $ 8,398        $ 22,009       $ 34,572       $ 39,505       $ 46,554
Net cash provided by (used
  for)
  operating activities......      28,478          4,966          11,983         26,753         21,148         23,123
  investing activities......      (5,706)        (1,296)        (12,496)       (24,876)       (23,097)       (43,146)
  financing activities......     (26,962)        (2,000)         (2,151)          (969)          (932)        22,918
Depreciation and
  amortization..............       6,669          3,567          13,294         17,234         24,491         25,964
Cash interest expense(4)....       7,872          3,836          14,453         17,003         17,036         19,683
Capital expenditures........       1,810            208           9,720         14,831         19,642         29,122
Ratio of earnings to fixed
  charges and preferred
  stock dividends(5)........         2.4x           1.2x            0.5x           0.8x           0.7x           0.8x

                                                                         BRAND
                                                  ----------------------------------------------------
                                                                      DECEMBER 31
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                    ----       ----       ----       ----       ----
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:(1)
Working capital.................................  $ 12,656   $  4,207   $ 12,080   $  5,553   $  9,757
Total assets....................................   204,266    197,543    211,060    210,872    246,249
Long-term debt (including current portion and
  revolving loan)...............................   158,000    154,250    158,500    157,460    181,450
Notes payable and capital lease obligation
  (including current portion)...................        --         --      5,007      4,402      6,276
14.5% senior exchangeable preferred stock.......    25,906     31,140     35,907     41,404     47,742
Stockholder's equity (deficit)..................     4,247     (5,176)   (14,483)   (20,968)   (27,199)

-------------------------
(1) The Acquisition had a significant impact on our financial position and results of operations. Consequently, the financial data for and as of dates prior to the Acquisition may not be directly comparable to corresponding information for and as of dates after the Acquisition.

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


(5) For the purposes of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness plus the interest portion of rental expense on noncancelable leases, amortization of debt issuance costs and accretion of preferred stock dividends. The deficiency of earnings to cover fixed charges for the years ended December 31, 2000, 1999, 1998 and 1997 were $5,522, $7,360, $4,183 and
    $9,513, respectively.

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

  Results of Operations

                    SUMMARY OF HISTORICAL FINANCIAL RESULTS
                                 (IN THOUSANDS)


                                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
Income Statement Data:
Revenue:
    Labor...................................................      $189,891        $158,532        $149,411
    Equipment rental........................................        67,060          54,653          50,137
    Equipment sales.........................................         7,115           5,731           5,756
                                                                  --------        --------        --------
         Total revenue......................................       264,066         218,916         205,304
Operating expenses:
    Labor...................................................       155,081         130,237         124,653
    Equipment rental........................................        27,412          25,190          18,773
    Equipment sales.........................................         4,827           4,140           4,264
    Divisional operating expenses...........................        16,369          12,063           9,983
                                                                  --------        --------        --------
         Total operating expenses...........................       203,689         171,630         157,673
                                                                  --------        --------        --------
    Gross profit............................................        60,377          47,286          47,631

Selling and administrative expenses.........................        39,242          31,550          29,568
                                                                  --------        --------        --------
    Operating income........................................        21,135          15,736          18,063
Interest expense............................................        20,414          17,758          17,728
Interest income.............................................           (95)           (159)           (249)
                                                                  --------        --------        --------
    Income (loss) before provision for income tax...........           816          (1,863)            584
Provision for income tax....................................            --              --              --
Extraordinary loss on debt extinguishment...................            --              --           4,329
                                                                  --------        --------        --------
    Net income (loss).......................................      $    816        $ (1,863)       $ (3,745)
                                                                  ========        ========        ========
Less -- Accretion of preferred stock dividends..............        (6,338)         (5,497)         (4,767)
                                                                  --------        --------        --------
    Net loss applicable to common stock.....................      $ (5,522)       $ (7,360)       $ (8,512)
Other Data:
EBITDA(1)...................................................      $ 46,554        $ 39,505        $ 34,572
                                                                  ========        ========        ========
Net cash provided by (used for):
    Operating activities....................................      $ 23,123        $ 21,148        $ 26,753
    Investing activities....................................       (43,146)        (23,097)        (24,876)
    Financing activities....................................        22,918            (932)           (969)


-------------------------

(1)EBITDA is defined as earnings before interest income, cash interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

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

  Selling and Administrative Expenses


     Selling and administrative expenses for the year ended December 31, 2000, increased 24.4% to $39.2 million from $31.6 million for the same period in 1999. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2000, increased to 14.9% from 14.4% for the same period in 1999. Selling and administrative expenses were higher in 2000 primarily due to additional expenses incurred of $2.6 million related to acquired companies, $1.0 million related to an increase in our bad debt provision and $1.5 million related to payroll expenses. We incrementally increased our bad debt provision as our revenue from commercial work increased. We do not expect a similar increase in bad debt expense in 2001.


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

     Historically, the principal uses of cash have been capital expenditures (primarily scaffolding) and working capital. In February 1998, $119.8 million of the term loans were repaid with proceeds from the offering of the 10 1/4% Senior Notes ("Senior Notes") and $500 in payments were made in June 1998. The Company paid $13.2 million, $13.2 million, and $6.3 million in interest relating to the Senior Notes in 2000, 1999 and 1998, respectively.

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

                  NAME                      AGE                   POSITION AND OFFICES
                  ----                      ---                   --------------------
David L. Jaffe..........................    42     Chairman of the Board
John M. Monter..........................    53     Chief Executive Officer, President and Director
Ian R. Alexander........................    54     Chief Financial Officer and Vice President, Finance
Raymond L. Edwards......................    47     Vice President, Administration and Secretary
Guy S. Huelat...........................    39     Vice President, Resource Management
James "Marty" McGee.....................    44     Vice President, Operations -- Southeast Region
Scott M. Robinson.......................    53     Vice President, Operations -- Southwest Region
David R. Cichy..........................    50     Vice President, Operations -- Northern Region
Robert Bonczek..........................    55     Director
James S. Carlisle.......................    58     Director
William L. Trubeck......................    54     Director
Vincent P. Langone......................    57     Director
Karl R. Wyss............................    60     Director

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

     James "Marty" McGee, Vice President, Operations -- Southeast Region: Mr. McGee has held his current position since the Acquisition. From 1993 until the Acquisition, Mr. McGee held various region management positions with RIS and Waste Management Technologies ("WMX"). Mr. McGee has been with the Company in various management positions since 1981 including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations for WMX Services group (29 locations, five different Rust companies), from 1995 to 1996.

     Scott M. Robinson, Vice President, Operations -- Southwest Region: Mr. Robinson joined the Company as Vice President, Marketing in March 1997 and in December of 1997 he assumed the position of Vice President, Operations -- Central Region. In January 1998 he began his current assignment over the Southwest Region. Prior to joining the Company, Mr. Robinson held various positions at Cooper, including Vice President, Sales from 1993 to 1997 and Vice President, Marketing from 1987 to 1993.

     David R. Cichy, Vice President, Operations -- Northern Region: Mr. Cichy was appointed Vice President, Operations -- Northern Region in 1996. Beginning in 1978, Mr. Cichy served in various construction management functions with RIS including Vice President, Resource Management from 1993 to 1996.

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

     In addition, the shareholders agreement provides for certain advisory relationships and the payment of management advisory fees. For five years after the date of the shareholders agreement, Donaldson, Lufkin & Jenrette Securities Corporation ("CSFB"), an affiliate of DLJMB, Inc., is engaged as the exclusive financial and investment banking advisor for Holdings, on customary terms. Pursuant to the shareholders agreement, DLJMB, Inc. receives an annual advisory fee of $250,000 from Holdings. CSFB received customary fees in connection with the underwriting, purchase and placement of the Senior Notes.

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

  Executive Compensation

     The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2000, 1999 and 1998:

  Summary Compensation Table

                                                                                         LONG-TERM
                                                 ANNUAL COMPENSATION                COMPENSATION AWARDS
                                          ----------------------------------    ----------------------------
                                                                                 SECURITIES
                                                                   OTHER         UNDERLYING      ALL OTHER
                                          SALARY      BONUS     COMPENSATION    OPTIONS/SARS    COMPENSATION
 NAME AND PRINCIPAL POSITION                ($)        ($)          ($)             (#)             ($)
 ---------------------------              ------      -----     ------------    ------------    ------------
John M. Monter,...............    2000    388,270    417,690       15,361             --           1,700(1)
Chief Executive Officer           1999    375,000    283,263       14,452             --           1,600(1)
                                  1998    350,000    365,000        8,723             --           1,800(1)
Ian R. Alexander,.............    2000    187,470    203,585           --             --           1,700(1)
Chief Financial Officer           1999    180,253    136,157           --             --           1,600(1)
Gerald B. Curran,(2)..........    1998     86,544     63,085      115,392             --           1,800(1)
Chief Financial Officer
Raymond L. Edwards,...........    2000    155,376    171,077           --             --           1,700(1)
Vice President, Administration    1999    149,406    112,856           --             --           1,600(1)
                                  1998    140,208    155,250           --          2,000           1,491(1)
Guy S. Huelat,................    2000    144,165    160,898           --             --           1,700(1)
Vice President, Resource          1999    133,494    102,172           --             --           1,600(1)
Management                        1998    124,617    138,000        2,469          2,000           1,186(1)
Scott M. Robinson,............    2000    153,608    174,837           --             --           1,700(1)
Vice President Operations --      1999    148,408     40,000        1,454             --           1,600(1)
Southwest Region                  1998    145,368    160,792       23,233             --           1,292(1)
David R. Cichy,...............    2000    145,018    160,889        6,300             --           1,700(1)
Vice President Operations --      1999    127,213    133,269        6,058             --           1,600(1)
Northern Region
Otto K. Knoll.................    1998    145,389    166,718        6,542          2,000           1,800(1)
Vice President Operations --
Western Region
James "Marty" McGee,..........    2000    147,014    136,241           --             --           1,700(1)
Vice President Operations --      1999    140,005    106,567           --             --           1,600(1)
Southeast Region                  1998    129,816    168,641           --          1,000           1,800(1)

-------------------------

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

                                                         RSO        RSO         RSO
                                                       GRANTED    VESTED     EXERCISED
                                                       -------    ------     ---------
John M. Monter.....................................    437,500    262,500     87,500
Raymond L. Edwards.................................     42,000     25,200      8,400
Guy S. Huelat......................................     42,000     25,200      8,400
Scott M. Robinson..................................     40,000     24,000      8,000
David R. Cichy.....................................     40,000     24,000      8,000
James "Marty" McGee................................     42,000     25,200      8,400

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

                                                       NUMBER OF
                                                       SHARES OF           PERCENTAGE
       NAME AND ADDRESS OF BENEFICIAL OWNER           COMMON STOCK          OF CLASS
       ------------------------------------           ------------         ----------
DLJ Merchant Banking Inc. and affiliates(1).......     8,762,500              60.7%
Rust Industrial Services, Inc.(2) ("RIS").........     2,487,500              17.2%
3003 Butterfield Road
Oakbrook, Illinois 60521
Carlisle-Brand Investors, L.P.(3).................     1,250,000(4)            8.7%
7777 Fay Avenue
La Jolla, California 92037
David L. Jaffe(5).................................            --                --
DLJ Merchant Banking Inc.
277 Park Avenue
New York, New York 10172
Karl R. Wyss(5)...................................            --                --
DLJ Merchant Banking Inc.
277 Park Avenue
New York, New York 10172
James S. Carlisle(6)..............................            --                --
Carlisle Enterprises LLC
7777 Fay Avenue
La Jolla, California 92037
All directors and officers as a group(5)(6).......     1,937,803(7)           13.4%

-------------------------
(1) Consists of shares held by DLJMB, DLJ Offshore Partners, C.V. ("Offshore"), DLJ Merchant Banking Funding, Inc. ("Funding") and DLJ International Partners, C.V. ("International"), each of which is affiliated with CSFB. See "Certain Relationships and Related Transactions." The address of each of DLJMB and Funding is 277 Park Avenue, New York, New York 10172. The address of each of Offshore and International is John B. Gorsivaweg, 6 Willemstad, Curacao, Netherlands Antilles. As a general partner of DLJMB, Offshore and International, DLJMB, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore and International, and as the parent of each of DLJMB, Inc. and Funding, Donaldson, Lufkin & Jenrette, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore, International and Funding.

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

(5) Mr. Jaffe is an officer of DLJMB, Inc., an affiliate of DLJMB and CSFB. Share data shown for Mr. Jaffe excludes shares shown as held by DLJMB and related investors, as to which Mr. Jaffe disclaims beneficial ownership.

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

     The shareholders agreement provides for certain advisory relationships and the payment of management advisory fees. For five years after the date of the agreement, CSFB is engaged as the exclusive financial and investment banking advisor for Holdings, on customary terms. Pursuant to the shareholders agreement, DLJMB, Inc., the sole general partner of DLJMB, and Carlisle Group, the sole general partner of Carlisle, each receive an annual advisory fee of $250 from Holdings. CSFB received customary fees in connection with the underwriting, purchase and placement of the Senior Notes.

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

     DLJ Capital, the Syndication Agent and a lender under the Bank Facility, is an affiliate of DLJMB and CSFB. The proceeds from the sale of the Senior Notes were used to repay indebtedness under the Bank Facility, $1.6 million of which was owed to DLJ Capital. In connection with an amendment to the existing Bank Facility, the Company paid customary fees to DLJ Capital, as the Syndication Agent and as a lender under the Bank Facility.

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


ITEM 14. EXHIBITS, INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report

(1) and (2) Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules on Page F-1 of this report.

(1) Exhibits

See Index on Page E-1 of this report.

Reports filed with Form 8-K

None filed.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRAND SCAFFOLD SERVICES, INC.

                                        By:  /s/ JEFFREY W. PETERSON
                                           -------------------------------
                                           Jeffrey W. Peterson
                                              Chief Financial Officer,
                                              Vice President, Finance

          Date:   August 15, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



         Signature                                              Title                                      Date
         ---------                                              -----                                      ----


   /s/  JOHN M. MONTER                     Director, Chief Executive Officer, President               August 15, 2001
------------------------------------       (Principal Executive Officer) and Chairman of
         John M. Monter                    the Board


   /S/  JEFFREY W. PETERSON                Chief Financial Officer, Vice President, Finance           August 15, 2001
------------------------------------       (Principal Financial Officer and Principal
         Jeffrey W. Peterson               Accounting Officer)


                                           Director
------------------------------------
         Ari Benacerraf

             *                             Director                                                   August 15, 2001
------------------------------------
         Robert Bonczek

             *                             Director                                                   August 15, 2001
------------------------------------
         James S. Carlisle

                                           Director
------------------------------------
         Jeffrey Draper

             *                             Director                                                   August 15, 2001
------------------------------------
         Vincent Langone

                                           Director
------------------------------------
         Karl R. Wyss


*By:  /s/  IAN R. ALEXANDER                                                                           August 15, 2001
     -------------------------------
         Ian R. Alexander
         as Attorney-in-Fact

                            EXHIBIT INDEX FOR 10-K/A


EXHIBIT INDEX



    Exhibit
    Number                         Description
    ------                         -----------

      3.1 - Certificate of Incorporation of the Registrant(1)
      3.2 - Certificate of Amendment of Certificate of Incorporation of the Registrant(1)
      3.3 - Amended and Restated By-Laws of Brand Services, Inc.(1)
      4.1 - Amended and Restated Certificate of Designations, Preferences and Rights of 14.5% Senior Exchangeable Preferred Stock due 2008 (the "Senior Preferred Stock")(1)
      4.2 - Amended and Restated Shareholders Agreement dated as of
            September 30, 1996, among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., Carlisle-Brand Investors, L.P., Rust Industrial Services Inc., DLJ Brand Holdings, Inc. ("Holdings"), Brand Services, Inc. and Certain Individuals(1)
      4.3 - Stock Option Agreement dated as of March 4, 1997, between Holdings and Carlisle Group, L.P.(1)
      4.4 - Indenture dated as of February 25, 1998, between the Company, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company's 10-1/4% Senior Notes due 2008 ("Senior Notes")(1)
      4.5 - Registration Rights Agreement, dated as of February 25, 1998, between the Company and Donaldson Lufkin & Jenrette Securities Corporation ("DLJSC"), as initial purchaser, relating to the Notes(1) 4.6 - Registration Rights Agreement dated as of March 2, 1998, by and between the Company and DLJSC, relating to the Senior Preferred Stock(1)
      4.7 - Form of Indenture relating to the Company's 14.5% Senior Subordinated Exchange Debentures due 2008 (2)
     10.1 - Credit Agreement dated as of September 30, 1996, among Brand Services, Inc., the banks party thereto, DLJ Capital, as Syndication Agent, and Bank of America, as Administrative Agent(1)
     10.2 - Purchase Agreement dated as of February 25, 1998, by and between the Company and DLJSC, as initial purchaser, relating to the Senior Notes(1)
     10.3 - The Amended and Restated Transaction Agreement dated as of September 18, 1996 among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., Carlisle Enterprises, L.P., Holdings, the Company, Brand Scaffold Builders, Inc., Brand Scaffold Rental & Erection, Inc. 702569 Alberta Ltd., Rust International Inc., Rust Industrial Services Inc., Rust Scaffold Services Inc., Rust Scaffold Builders Inc., and Rust Scaffold & Erection Inc.(1)
     10.4 - Employment Agreement dated as of October 1, 1996, between the Company and John M. Monter(1)
     10.5 - Employment Agreement dated as of July 29, 1996, between the Company and James "Marty" McGee(1)
     10.6 - Employment Agreement dated as of July 29, 1996, between the Company and Ronald W. Moore(1)
     10.8 - Offer Letter dated as of March 30, 1998, between the Company and Ian
            R. Alexander(1)
       12 - Statement of Computation of Ratio of Earnings to Fixed Charges and
            Preferred Stock Dividends(3)

       21 - Subsidiaries of the Registrant(1)

       24 - Powers of Attorney(2)


(1) Incorporated herein by reference to exhibit of the same number in the Registrant's Registration Statement on Form S-1, Registration Number 333-56817.
(2)  Previously filed with the SEC
(3)  Filed herewith

                         INDEX TO FINANCIAL STATEMENTS


Brand Services, Inc. and Subsidiaries:
  Report of Independent Public Accountants..................    F-2
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999, and 1998......................    F-3
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................    F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999, and 1998......................    F-5
  Consolidated Statements of Stockholder's Equity (Deficit)
     for the years ended December 31, 2000, 1999, and
     1998...................................................    F-6
  Notes to Consolidated Financial Statements................    F-7
Financial Statement Schedules
  Schedule II - Valuation and Qualifying Accounts...........    F-18

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri
March 2, 2001

                     BRAND SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
Revenues
Labor.......................................................    $189,891    $158,532    $149,411
Equipment rental............................................      67,060      54,653      50,137
Equipment sales.............................................       7,115       5,731       5,756
                                                                --------    --------    --------
     Total revenues.........................................     264,066     218,916     205,304
Operating expenses
Labor.......................................................     155,081     130,237     124,653
Equipment rental............................................      27,412      25,190      18,773
Equipment sales.............................................       4,827       4,140       4,264
Divisional operating expenses...............................      16,369      12,063       9,983
                                                                --------    --------    --------
     Total expenses.........................................     203,689     171,630     157,673
                                                                --------    --------    --------
     Gross profit...........................................      60,377      47,286      47,631
Selling and administrative expenses.........................      39,242      31,550      29,568
                                                                --------    --------    --------
     Operating income.......................................      21,135      15,736      18,063
Interest expense............................................      20,414      17,758      17,728
Interest income.............................................         (95)       (159)       (249)
                                                                --------    --------    --------
     Income (loss) before provision for income tax..........         816      (1,863)        584
Provision for income tax....................................          --          --          --
                                                                --------    --------    --------
     Income (loss) before extraordinary loss................         816      (1,863)        584
Extraordinary loss on debt extinguishment...................          --          --       4,329
                                                                --------    --------    --------
  Net income (loss).........................................         816      (1,863)     (3,745)
Less -- Accretion of preferred stock dividends..............      (6,338)     (5,497)     (4,767)
                                                                --------    --------    --------
  Net loss applicable to common stock.......................    $ (5,522)   $ (7,360)   $ (8,512)
                                                                ========    ========    ========


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                     BRAND SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,139        $    244
  Trade accounts receivable, net of allowance for doubtful
     accounts of $913 in 2000, and $770 in 1999.............      46,016          37,346
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       3,218           1,786
  Notes receivable, current portion.........................         218             194
  Other current assets......................................       7,554           3,225
                                                                --------        --------
       Total current assets.................................      60,145          42,795
                                                                --------        --------
PROPERTY AND EQUIPMENT:
  Land......................................................       1,716           1,652
  Buildings.................................................       3,227           2,829
  Vehicles and other equipment..............................      33,076          17,634
  Scaffolding equipment.....................................     201,825         184,152
  Leasehold improvements....................................         893             704
                                                                --------        --------
       Total property and equipment, at cost................     240,737         206,971
  Less -- Accumulated depreciation and amortization.........      65,170          45,118
                                                                --------        --------
       Total property and equipment, net....................     175,567         161,853
                                                                --------        --------
OTHER ASSETS................................................      10,537           6,224
                                                                --------        --------
       Total assets.........................................    $246,249        $210,872
                                                                ========        ========
       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Revolving loan............................................    $  4,125        $  3,960
  Current maturities of long-term debt......................       8,800           6,000
  Notes payable and capital lease obligations, current
     portion................................................       1,145             903
  Accounts payable and accrued expenses.....................      34,473          25,648
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       1,845             731
                                                                --------        --------
       Total current liabilities............................      50,388          37,242
                                                                --------        --------
LONG-TERM DEBT..............................................     168,525         147,500
                                                                --------        --------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS.................       5,131           3,499
                                                                --------        --------
DEFERRED INCOME TAXES.......................................       1,662           2,195
                                                                --------        --------
14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value,
  1,250,000 shares authorized, 1,042,460 issued and
  outstanding...............................................      47,742          41,404
                                                                --------        --------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares authorized,
     issued and outstanding.................................          --              --
  Paid-in capital...........................................      19,723          19,369
  Receivables from sale of Holdings' common stock...........      (1,097)           (822)
  Predecessor basis adjustment..............................     (13,038)        (13,038)
  Cumulative translation adjustment.........................      (1,639)           (851)
  Accumulated deficit.......................................     (31,148)        (25,626)
                                                                --------        --------
       Total stockholder's deficit..........................     (27,199)        (20,968)
                                                                --------        --------
       Total liabilities and stockholder's deficit..........    $246,249        $210,872
                                                                ========        ========

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                     BRAND SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $    816    $ (1,863)   $  (3,745)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
       Deferred income tax provision (benefit)..............        (339)         29          (42)
       Depreciation and amortization........................      25,964      24,491       17,234
       Extraordinary loss on debt extinguishment............          --          --        4,329
       Changes in operating assets and liabilities --
         Trade accounts receivable, net.....................      (8,134)     (5,861)      (7,813)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................      (1,432)        270           89
         Notes receivable...................................         190         220          253
         Other current assets...............................      (4,110)        (33)        (818)
         Scaffolding equipment..............................       4,827       4,140        4,264
         Accounts payable and accrued expenses..............       8,230       2,194        7,940
         Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................       1,114         (69)          54
       Other................................................      (4,003)     (2,370)       5,008
                                                                --------    --------    ---------
              Net cash provided by operating activities.....      23,123      21,148       26,753
                                                                --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (32,234)    (23,452)     (25,519)
  Receipts on note receivable from WMIS.....................          --       2,175        2,700
  Proceeds from sales of property and equipment other than
    scaffolding.............................................          43          55           43
  Payments for acquisitions.................................     (10,955)     (1,875)      (2,100)
                                                                --------    --------    ---------
              Net cash used for investing activities........     (43,146)    (23,097)     (24,876)
                                                                --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................      30,000          --      130,000
  Payments of long-term debt................................      (6,175)     (5,000)    (121,250)
  Borrowings (payments) of revolving loans..................         165       3,960       (4,500)
  Payments on notes payable and capital lease obligations...      (1,426)       (605)        (438)
  Debt issuance financing costs.............................          --          --       (4,829)
  Capital contribution from Holdings........................         354         713           48
                                                                --------    --------    ---------
              Net cash provided by (used for) financing
                activities..................................      22,918        (932)        (969)
                                                                --------    --------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    $  2,895    $ (2,881)   $     908
CASH AND CASH EQUIVALENTS, beginning of period..............         244       3,125        2,217
                                                                --------    --------    ---------
CASH AND CASH EQUIVALENTS, end of period....................       3,139    $    244    $   3,125
                                                                ========    ========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.............................................    $ 17,904    $ 16,008    $  11,469
  Income taxes paid.........................................          --          --           --
NONCASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends.......    $  6,338    $  5,497    $   4,767
  Notes payable, issued in connection with acquisitions.....       3,300         200          700
  Purchase of equipment with capital lease..................         289          --        4,400

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                     BRAND SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 RECEIVABLES
                                                                 FROM SALE OF
                                   COMMON STOCK     ADDITIONAL    HOLDING'S     PREDECESSOR                 CUMULATIVE
                                 ----------------    PAID IN        COMMON         BASIS      ACCUMULATED   TRANSLATION
                                 SHARES   DOLLARS    CAPITAL        STOCK       ADJUSTMENT      DEFICIT     ADJUSTMENT     TOTAL
                                 ------   -------   ----------   ------------   -----------   -----------   -----------    -----
Balance, December 31, 1997....    100       $--      $18,477       $  (336)      $(13,038)     $ (9,754)      $  (525)    $ (5,176)
Comprehensive loss
  Net loss....................     --        --           --            --             --        (3,745)           --       (3,745)
  Translation adjustment......     --        --           --            --             --            --          (843)        (843)
Comprehensive loss............
Capital contribution from DLJ
  Brand Holdings, Inc.........     --        --           48            --             --            --            --           48
Paid-in-kind accretion of
  preferred dividends.........     --        --           --            --             --        (4,767)           --       (4,767)
                                  ---       ---      -------       -------       --------      --------       -------     --------
Balance, December 31, 1998....    100       $--      $18,525       $  (336)      $(13,038)     $(18,266)      $(1,368)    $(14,483)
                                  ===       ===      =======       =======       ========      ========       =======     ========

Balance, December 31, 1998....    100       $--      $18,525       $  (336)      $(13,038)     $(18,266)      $(1,368)    $(14,483)
Comprehensive loss
  Net loss....................     --        --           --            --             --        (1,863)           --       (1,863)
  Translation adjustment......     --        --           --            --             --            --           517          517
Comprehensive loss............
Paid-in-capital from exercise
  of stock options............     --        --          131            --             --            --            --          131
Issuance of promissory notes
  from officers and
  employees...................     --        --           --          (486)            --            --            --         (486)
Capital contribution from DLJ
  Brand Holdings, Inc.........     --        --          713            --             --            --            --          713
Paid-in-kind accretion of
  preferred dividends.........     --        --           --            --             --        (5,497)           --       (5,497)
                                  ---       ---      -------       -------       --------      --------       -------     --------
Balance, December 31, 1999....    100       $--      $19,369       $  (822)      $(13,038)     $(25,626)      $  (851)    $(20,968)
                                  ===       ===      =======       =======       ========      ========       =======     ========

Balance, December 31, 1999....    100       $--      $19,369       $  (822)      $(13,038)     $(25,626)      $  (851)    $(20,968)
Comprehensive income
  Net income..................     --        --           --            --             --           816            --          816
  Translation adjustment......     --        --           --            --             --            --          (788)        (788)
Comprehensive income..........
Issuance of promissory notes
  from officers and
  employees...................     --        --           --          (275)            --            --            --         (275)
Capital contribution from DLJ
  Brand Holdings, Inc.........     --        --          354            --             --            --            --          354
Paid-in-kind accretion of
  preferred dividends.........     --        --           --            --             --        (6,338)           --       (6,338)
                                  ---       ---      -------       -------       --------      --------       -------     --------
Balance, December 31, 2000....    100       $--      $19,723       $(1,097)      $(13,038)     $(31,148)      $(1,639)    $(27,199)
                                  ===       ===      =======       =======       ========      ========       =======     ========


                                COMPREHENSIVE
                                   INCOME
                                   (LOSS)
                                -------------
Balance, December 31, 1997....
Comprehensive loss
  Net loss....................     $(3,745)
  Translation adjustment......        (843)
                                   -------
Comprehensive loss............     $(4,588)
                                   =======
Capital contribution from DLJ
  Brand Holdings, Inc.........
Paid-in-kind accretion of
  preferred dividends.........
Balance, December 31, 1998....
Balance, December 31, 1998....
Comprehensive loss
  Net loss....................     $(1,863)
  Translation adjustment......         517
                                   -------
Comprehensive loss............     $(1,346)
                                   =======
Paid-in-capital from exercise
  of stock options............
Issuance of promissory notes
  from officers and
  employees...................
Capital contribution from DLJ
  Brand Holdings, Inc.........
Paid-in-kind accretion of
  preferred dividends.........
Balance, December 31, 1999....
Balance, December 31, 1999....
Comprehensive income
  Net income..................     $   816
  Translation adjustment......        (788)
                                   -------
Comprehensive income..........     $    28
                                   =======
Issuance of promissory notes
  from officers and
  employees...................
Capital contribution from DLJ
  Brand Holdings, Inc.........
Paid-in-kind accretion of
  preferred dividends.........
Balance, December 31, 2000....

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

Buildings.............................    10 to 30 years
Vehicles and other equipment..........    3 to 8 years
Scaffolding equipment.................    2 to 20 years
Leasehold improvements................    Life of the applicable lease or life
                                          of the improvement, whichever is
                                          shorter

     For the years ended December 31, 2000, 1999, and 1998, depreciation expense was $24,502, $23,488, and $16,449, respectively.

  Deferred Financing Costs

     The Company deferred financing costs of $6.6 million in connection with the Acquisition. In 1998, the Company recorded an extraordinary loss of $4.3 million to write off all but $1.4 million of these deferred financing costs. These remaining deferred financing costs are being amortized over 10 years. In connection with the February 1998 issuance of 10 1/4% Senior Notes, ("Senior Notes") the Company incurred financing fees and expenses of $5.0 million, which were deferred and are being amortized over 10 years. For the years ended December 31, 2000, 1999, and 1998, amortization expense related to deferred financing costs was $731, $722, and $725, respectively. Accumulated amortization related to the deferred financing costs associated with the Senior Notes was $2,387 and $1,656 as of December 31, 2000 and 1999, respectively.

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

4. OTHER ASSETS:

     Other assets consists of the following at December 31:

                                                                 2000       1999
                                                                 ----       ----
Deferred financing costs, net...............................    $ 4,048    $4,779
Notes receivable, net of current portion....................        263       477
Goodwill, net of accumulated amortization of $626 in 2000,
  and $84 in 1999...........................................      5,716       276
Non-compete agreement.......................................        510       692
                                                                -------    ------
                                                                $10,537    $6,224
                                                                =======    ======

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

     The reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) to the actual provision for income taxes for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                           2000    1999      1998
                                                           ----    ----      ----
Statutory federal income taxes.........................    $278    $(633)   $(1,333)
State and local taxes, net of federal..................     (33)     (95)      (251)
Foreign taxes..........................................     151        7         54
Valuation allowance....................................    (541)     604      1,240
Other..................................................     145      117        290
                                                           ----    -----    -------
     Provision for income tax..........................    $ --    $  --    $    --
                                                           ====    =====    =======

     The components of the net deferred income tax liability as of December 31, 2000, and 1999, are as follows:

                                                               2000        1999
                                                               ----        ----
Deferred tax assets:
  Accrued liabilities....................................    $  4,271    $  3,567
  Property and equipment.................................       1,791       2,638
  Net operating loss carryforward........................      38,569      35,491
  Valuation allowance....................................      (8,726)     (9,267)
                                                             --------    --------
       Deferred tax assets...............................      35,905      32,429
                                                             --------    --------
Deferred tax liabilities:
  Property and equipment.................................     (37,567)    (34,624)
                                                             --------    --------
       Deferred tax liabilities..........................     (37,567)    (34,624)
                                                             --------    --------
Deferred income tax liability............................    $ (1,662)   $ (2,195)
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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     The major components of accounts payable and accrued expenses as of December 31, 2000 and 1999, are as follows:

                                                               2000        1999
                                                               ----        ----
Accounts payable.........................................    $  6,732    $  3,896
Payroll and related accruals.............................       9,776       6,137
Workers compensation and health benefit liabilities......      10,675       8,947
Accrued interest.........................................       5,143       5,230
Other....................................................       2,147       1,438
                                                             --------    --------
                                                             $ 34,473    $ 25,648
                                                             ========    ========

7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

     Notes payable and capital lease obligations as of December 31, 2000 and 1999, are as follows:

                                                               2000        1999
                                                               ----        ----
Notes payable............................................       3,607    $    935
Capital lease obligations................................       2,669       3,467
                                                             --------    --------
                                                                6,276       4,402
Less- Current portion....................................       1,145         903
                                                             --------    --------
                                                             $  5,131    $  3,499
                                                             ========    ========

     Notes payable consist of several promissory notes with interest rates of 8.5%. Future principal payments total $1,014 for 2001, $814 for 2002, $789 for 2003, $660 for 2004 and $330 for 2005.

8. DEBT AND BORROWING ARRANGEMENTS:

     At December 31, 2000 and 1999, long-term debt consisted of the following:

                                                               2000        1999
                                                               ----        ----
Term loans...............................................    $ 51,450    $ 27,460
Senior Notes.............................................     130,000     130,000
                                                             --------    --------
                                                              181,450     157,460
Less- Current portion....................................      12,925       9,960
                                                             --------    --------
  Long-term debt.........................................    $168,525    $147,500
                                                             ========    ========

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

     Maturities of debt as of December 31, 2000, are as follows:

YEAR
----
2001........................................................    $ 12,925
2002........................................................       9,300
2003........................................................      29,225
2004........................................................          --
2005........................................................          --
Thereafter..................................................     130,000
                                                                --------
                                                                $181,450
                                                                ========

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

     The future minimum lease payments under noncancelable leases as of December 31, 2000, are as follows:

                                                                CAPITAL    OPERATING
YEAR                                                             LEASES      LEASES
----                                                            -------    ---------
2001........................................................    $1,069      $2,623
2002........................................................     1,069       2,149
2003........................................................       858       1,498
2004........................................................        --       1,067
2005........................................................        --         832
Thereafter..................................................        --       1,190
                                                                ------      ------
Total minimum lease payments................................    $2,996      $9,359
                                                                            ======
Less -- Imputed interest component..........................       327
                                                                ------
Present value of net minimum lease payments.................    $2,669
                                                                ======

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

     Stock option transactions under the Plan for 2000, 1999, and 1998 are summarized below:

                                                     2000         1999         1998
                                                   NUMBER OF    NUMBER OF    NUMBER OF
                                                    SHARES       SHARES       SHARES
                                                   ---------    ---------    ---------
Options outstanding at beginning of year.......     269,800     1,013,500      963,500
Options granted................................      25,000            --      109,000
Options canceled...............................       9,750        98,000       59,000
Options exercised..............................       1,000       645,700           --
                                                    -------     ---------    ---------
Options outstanding at end of year.............     284,050       269,800    1,013,500
                                                    -------     ---------    ---------
Exercisable at end of year.....................     201,500       160,020      364,300
                                                    =======     =========    =========

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

NET INCOME (LOSS)                                        2000     1999       1998
-----------------                                        ----     ----       ----
As reported..........................................    $816    $(1,863)   $(3,745)
Pro forma............................................     787     (1,916)    (3,786)

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

16. FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents -- The carrying amounts approximate fair value.

     Notes Receivable -- The fair value of notes receivable are based on discounted future cash flows at current interest rates.

     Revolving Loan -- The carrying amounts of the borrowings under the Credit Agreement approximate their fair value because such borrowings carry variable interest rates.

     Term Loans -- The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

     Senior Notes -- The fair value of the senior notes is based on market rates obtained from dealers.

     Notes Payable and Capital Lease Obligations -- Recorded amounts of the notes payable and capital lease obligations approximate their fair value.

     14.5% Senior Exchangeable Preferred Stock -- The liquidation value approximates fair value.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999, are as follows:

                                                 2000                  1999
                                          -------------------   -------------------
                                          CARRYING     FAIR     CARRYING     FAIR
                                           AMOUNT     VALUE      AMOUNT     VALUE
                                          --------    -----     --------   --------
Cash and cash equivalents...............  $  3,139   $  3,139   $    244   $    244
Notes receivable........................       481        481        671        671
Revolving loan..........................     4,125      4,125      3,960      3,960
Term loans..............................    47,325     47,325     23,500     23,500
Senior notes............................   130,000    117,650    130,000    118,300
Notes payable and capital lease
  obligations...........................     6,276      6,276      4,402      4,402
14.5% senior exchangeable preferred
  stock.................................    47,742     31,274     41,404     29,189

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


     Summarized pro forma consolidated results of operations as if the acquisitions made during 2000 had occurred as of January 1, 1999 follows. Pro forma adjustments include only the effects of events directly attributable to the transactions that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization, interest expense, and certain other adjustments (in thousands):



                                                     YEAR ENDED           YEAR ENDED
                                                    DECEMBER 31,         DECEMBER 31,
                                                        2000                 1999
                                                    ------------         ------------
                                                     (UNAUDITED)          (UNAUDITED)
Revenue.......................................        $268,594             $232,241
Net income (loss).............................        $    768             $ (2,889)



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

                      BRAND SERVICES, INC. AND SUBSIDIARIES


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (In thousands)

                                                                               Additions and
                                                                Balance at      Charges to                   Balance at
                                                                Beginning        Costs and                     End of
           Description                                          Of Period        Expenses       Write-offs     Period
           -----------                                          ---------        --------       ----------     ------
December 31, 2000:
Allowance for doubtful accounts                                 $ 770           $ 1,560          $ (1,417)       $ 913

December 31, 1999:
Allowance for doubtful accounts                                   812               540              (582)         770

December 31, 1998:
Allowance for doubtful accounts                                 1,000               423              (611)         812