Form 10-Q
period 2001-09-30
BRAND SERVICES
filed 2001-11-09
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                _________________________________________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________

                        Commission file number 333-56817

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

                _________________________________________________

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

  Class of Common Stock                       Outstanding at October 31, 2001
      $.01 Par Value                                      100 shares

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Consolidated Statements of Operations for the Three
          Months and Nine Months Ended September 30, 2001 and 2000           2

          Consolidated Balance Sheets at September 30, 2001 and  2000      3-4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2001 and 2000                                5-6

          Notes to the Consolidated Financial Statements                  7-10

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-16

PART II - OTHER INFORMATION

 Item 2.  Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                   17



                                    Page -1-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30                 September 30
                                                                               (unaudited)                  (unaudited)
                                                                       ---------------------------- ----------------------------
                                                                           2001          2000           2001           2000
                                                                       ------------- -------------- -------------- -------------
Revenues:
  Labor                                                                    $54,126       $40,094       $163,077       $139,834
  Equipment rental                                                          16,507        16,061         50,854         50,102
  Equipment sales                                                            2,179         1,603          6,987          4,718
                                                                       ------------- -------------- -------------- -------------
    Total revenues                                                          72,812        57,758        220,918        194,654
Operating expenses:
  Labor                                                                     44,621        32,851        132,056        114,114
  Equipment rental                                                           5,754         5,612         17,582         19,068
  Equipment sales                                                            1,288         1,071          4,151          3,259
  Divisional operating expenses                                              4,231         3,761         12,538         11,572
                                                                       ------------- -------------- -------------- -------------
    Total operating expenses                                                55,894        43,295        166,327        148,013
                                                                       ------------- -------------- -------------- -------------
  Gross profit                                                              16,918        14,463         54,591         46,641
Selling and administrative expenses                                          9,954         9,752         30,933         28,076
                                                                       ------------- -------------- -------------- -------------
  Operating income                                                           6,964         4,711         23,658         18,565
Interest expense                                                             5,022         5,673         15,682         15,190
Interest income                                                               (137)          (55)          (257)           (85)
                                                                       ------------- -------------- -------------- -------------
  Pretax income                                                              2,079          (907)         8,233          3,460
Provision for income tax                                                         -             -              -              -
                                                                       ------------- -------------- -------------- -------------
  Net income (loss)                                                          2,079          (907)         8,233          3,460
Less accretion of preferred stock dividends                                 (1,881)       (1,574)        (5,404)        (4,630)
                                                                       ------------- -------------- -------------- -------------
  Net income applicable to common stock                                   $    198      $ (2,481)        $2,829        $(1,170)
                                                                       ============= ============== ============== =============



     The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.



                                    Page -2-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                      September 30,
                                                                                          2001            December 31,
                                                                                        (unaudited)           2000*
                                                                                    ------------------ -------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $10,465             $3,139
  Trade accounts receivable, net of allowance for doubtful
     accounts of  $1,074 in 2001 and $913 in 2000                                          45,944             46,016
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                  3,638              3,218
  Notes receivable, current portion                                                           219                218
  Other current assets                                                                      7,712              7,554
                                                                                    ------------------ -------------------

      Total current assets                                                                 67,978             60,145
                                                                                    ------------------ -------------------

PROPERTY AND EQUIPMENT:
  Land                                                                                      1,719              1,716
  Buildings                                                                                 3,606              3,227
  Vehicles and other equipment                                                             35,773             33,076
  Scaffolding equipment                                                                   211,139            201,825
  Leasehold improvements                                                                      884                893
                                                                                    ------------------ -------------------

    Total property and equipment, at cost                                                 253,121            240,737

 Less-Accumulated depreciation and amortization                                            79,293             65,170
                                                                                    ------------------ -------------------

      Total property and equipment, net                                                   173,828            175,567
                                                                                    ------------------ -------------------

OTHER ASSETS                                                                                9,563             10,537
                                                                                    ------------------ -------------------

           TOTAL ASSETS                                                                  $251,369           $246,249
                                                                                    ================== ===================





                          (Continued on following page)
------------
*Agrees with the audited consolidated balance sheet included in the Company's Form 10-K for the year ended December 31, 2000.



                                    Page -3-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (In thousands except share and per share amounts)


                                                                                          September 30, 2001
                                                                                             (unaudited)      December 31, 2000*
                                                                                          ------------------- -------------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan                                                                                $      -            $  4,125
  Current maturities of long-term debt                                                            15,650               8,800
  Notes payable and capital lease obligations, current portion                                     1,705               1,145
  Accounts payable and accrued expenses                                                           29,871              34,473
  Billings in excess of costs and estimated earnings on uncompleted contracts                        273               1,845
                                                                                          ------------------- -------------------

      Total current liabilities                                                                   47,499              50,388
                                                                                          ------------------- -------------------

LONG-TERM DEBT                                                                                   170,375             168,525
                                                                                          ------------------- -------------------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                                        3,116               5,131
                                                                                          ------------------- -------------------

DEFERRED INCOME TAXES                                                                              1,441               1,662
                                                                                          ------------------- -------------------

14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value,
   1,250,000 shares authorized, 1,042,460 issued and outstanding                                  53,146              47,742
                                                                                          ------------------- -------------------

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares authorized, issued and outstanding                         -                   -
  Paid-in capital                                                                                 20,083              19,723
  Receivables from sale of Holding's common stock                                                 (1,427)             (1,097)
  Predecessor basis adjustment                                                                   (13,038)            (13,038)
  Cumulative translation adjustment                                                               (1,507)             (1,639)
  Accumulated deficit                                                                            (28,319)            (31,148)
                                                                                          ------------------- -------------------

           Total stockholder's deficit                                                           (24,208)            (27,199)
                                                                                          ------------------- -------------------

           Total liabilities and stockholder's deficit                                          $251,369            $246,249
                                                                                          =================== ===================



     The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

------------
*Agrees with the audited consolidated balance sheet included in the Company's Form 10-K for the year ended December 31, 2000.


                                    Page -4-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                              Nine months ended
                                                                                          September 30 (unaudited)
                                                                                       --------------------------------
                                                                                            2001            2000
                                                                                       --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $8,233          $3,460
   Adjustments to reconcile net income to net cash from
       operating activities:
         Depreciation and amortization                                                      17,139          17,556
   Changes in operating assets and liabilities:
             Trade accounts receivable, net                                                     72          (2,763)
             Costs and estimated earnings in excess of billings
               on uncompleted contracts                                                       (420)           (448)
             Notes receivable                                                                  174             210
             Scaffolding equipment                                                           2,235           2,256
             Accounts payable and accrued expenses                                          (4,602)         (4,062)
             Billings in excess of costs and estimated earnings
                on uncompleted contracts                                                    (1,572)            241
             Other                                                                          (1,278)         (3,057)
                                                                                       --------------- ----------------
                  Net cash flows from operating activities                                  19,981          13,393
                                                                                       --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (15,834)        (27,887)
   Payments for acquisitions                                                                     -          (5,882)
   Proceeds from sales of property and equipment
     other than scaffolding                                                                     29              42
                                                                                       --------------- ----------------
             Net cash flows from investing activities                                      (15,805)        (33,727)
                                                                                       --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                                              15,000          30,000
  Repayments of long-term debt                                                              (6,300)         (4,600)
  Redemption of parent company stock                                                             -            (168)
  Capital contributions from Holdings                                                           30             254
  Payments of revolving loans                                                               (4,125)         (3,960)
  Payments on capital lease obligations                                                     (1,455)           (751)
                                                                                       --------------- ----------------
            Net cash flows from financing activities                                         3,150          20,775
                                                                                       --------------- ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    7,326             441

CASH AND CASH EQUIVALENTS, beginning of  period                                              3,139             244

                                                                                       --------------- ----------------
CASH AND CASH EQUIVALENTS, end of period                                                   $10,465            $685
                                                                                       =============== ================


                          (Continued on following page)

                                    Page -5-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Nine months ended
                                                                      September 30 (unaudited)
                                                                    ------------------------------
                                                                        2001            2000
                                                                    -------------- ---------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                         $16,961        $18,550
                                                                    ============== ===============

NON-CASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends                    $5,404         $4,630
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



                                    Page -6-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

The financial statements included herein for the periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1.       Organization and Business

Brand Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 60.0% by Credit Suisse First Boston (USA), Inc. ("CSFB"), 8.6% by Carlisle Enterprises, L.P. ("Carlisle"), 17.1% by Rust International, Inc. ("Rust International"), and 14.3% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management, Inc. ("WMI"). All references to "the Company", "we", "us", or "our" mean Brand Services, Inc. and its subsidiaries.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements



                                    Page -7-
and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The operating results of the Company summarized below are on a pro forma basis as if the acquisitions made during 2000 had occurred as of January 1, 2000. Pro forma adjustments include only the effects of events directly attributable to the transactions that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization, interest expense, and certain other adjustments (in thousands):


                                 Three months ended           Nine months ended
                                 September 30, 2000          September 30, 2000
                              -------------------------- ---------------------------
      Revenues                           $58,565                   $199,248
      Net income (loss)                     (901)                     3,360


The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.       Debt and Borrowing Arrangements

At September 30, 2001 and December 31, 2000 long-term debt consisted of the following (in thousands):

                                           September         December 31,
                                           30, 2001              2000
                                       ------------------ -------------------
      Revolving loans                       $      -           $  4,125
      Term loans                              56,025             47,325
      10 1/4% Senior Notes                   130,000            130,000
                                       ------------------ -------------------
                                            $186,025           $181,450
      Less-Current portion                    15,650             12,925
                                       ------------------ -------------------
           Long-term debt                   $170,375           $168,525
                                       ================== ===================




                                    Page -8-

In April 2001, the Company borrowed $10.0 million under the Term B Loan facility and in May 2001, the Company borrowed an additional $5.0 million under the Term B Loan facility. The proceeds of these loans were used to repay the revolving loans and for working capital needs.

The Company is advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May, 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of September 30, 2001, and an amount equal thereto has been classified as "current maturities of long-term debt" on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4% Senior Notes, the Company would recognize a gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expire one year after the dates of the May, 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to "long-term debt".

For the three months ended September 30, 2001 and 2000, the weighted average interest rate on loans outstanding under the term loan facility, the revolving loan and the Senior Notes was 9.4% and 10.2%, respectively, and for the nine months ended September 30, 2001 and 2000, the weighted average interest rate was 9.8% and 10.2%, respectively.

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

6.       Comprehensive Income

For the three months ended September 30, 2001 and 2000, comprehensive income
(loss) was $3.0 million and $(1.5) million, respectively, and for the nine months ended September 30, 2001 and 2000, comprehensive income was $8.4 million and $2.7 million, respectively.

7.       Recent Accounting Pronouncement

The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities in 2001. SFAS 133 did not have a material impact on the Company's results of operations or financial position.



                                    Page -9-

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

Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles that have indefinite useful lives will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.




                                   Page -10-

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

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While



                                    Page -11-
the postponement of scheduled turnarounds causes fluctuations in the Company's quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

Revenues - Revenues for the three months ended September 30, 2001 increased 26.1% to $72.8 million from $57.8 million for the same period in 2000. Revenues for the nine months ended September 30, 2001 increased 13.5% to $220.9 million from $194.7 million for the same period in 2000. Labor revenue increased 35.0% to $54.1 million for the three months ended September 30, 2001 as compared to the same period in 2000 and 16.6% to $163.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Rental revenue increased 2.8% to $16.5 million for the three months ended September 30, 2001 as compared to the same period in 2000, and 1.5% to $50.9 million for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase in revenue relates primarily to increases in our industrial work, both through increased work on existing contracts as well as new work from recently awarded contracts. Much of this work is weighted heavily towards labor, resulting in high labor revenue and relatively flat rental revenue.

Gross Profit - Gross profit for the three months ended September 30, 2001 increased 17.0% to $16.9 million from $14.5 million for the same period in 2000. Gross profit for the nine months ended September 30, 2001, also increased 17.0% to $54.6 million from $46.6 million for the same period in 2000. Labor gross profit (labor revenue less labor cost) increased 31.2% to $9.5 million for the three months ended September 30, 2001 as compared to the same period in 2000 and 20.6% to $31.0 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Gross profit as a percentage of revenue decreased for the three months ended September 30, 2001 as compared to the same period in 2000, decreasing to 23.2% from 25.0%. The decrease in gross profit as a percentage of revenue for the quarter reflects the higher volume of industrial work requiring a high percentage of labor, thus causing overall profit margins to decline. Gross profit as a percentage of revenue for the nine months ended September 30, 2001, increased to 24.7% from 24.0% for the same period in 2000. The improvement in labor gross profit on a year-to-date basis in 2001 over 2000 has caused the overall gross profit percentage to increase.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended September 30, 2001 increased 2.1% to $10.0 million from $9.8 million for the same period in 2000. Selling and administrative expenses for the nine months ended September 30, 2001 increased 10.2% to $30.9 million from $28.1 million for the same period in 2000. Selling and administrative expenses as a percentage of revenue for the three months ended September 30, 2001 decreased to 13.7% from 16.9% for the same period in 2000. Selling and administrative expenses as a percentage of revenue for the nine months ended September 30,



                                   Page -12-

2001 decreased to 14.0% from 14.4% for the same period in 2000. The company has continued to show improvement in its management of selling and administrative expenses, as the rate of increase in selling and administrative expenses is less than the rate of revenue growth.

Operating Income - As a result of the above, operating income for the three months ended September 30, 2001 increased 47.8% to $7.0 million from $4.7 million for the same period in 2000 and increased 27.4% for the nine months ended September 30, 2001 to $23.7 million from $18.6 million for the same period in 2000.

Interest Expense - Interest expense for the three months ended September 30, 2001 decreased 11.5% to $5.0 million from $5.7 million for the same period in 2000. The decrease in interest expense in the quarter was primarily due to lower interest rates. Interest expense for the nine months ended September 30, 2001 increased 3.2% to $15.7 million from $15.2 million for the same period in 2000. The increase in the interest expense when comparing the first nine months of 2001 with the first nine months of 2000 is due to a higher outstanding debt balance from term borrowings made in the second quarter of 2001. For the quarters ended September 30, 2001 and 2000, the weighted average interest rate was 9.4% and 10.2%, respectively and for the nine months ended September 30, 2001 and 2000, the weighted average interest rate was 9.8% and 10.2%, respectively.

Net Income (Loss) - Net income (loss) for the three months ended September 30, 2001 and 2000 was $2.1 million and $(0.9) million, respectively and was $8.2 million and $3.5 million for the nine months ended September 30, 2001 and 2000, respectively.

Accretion of Preferred Stock Dividends - Accretion of preferred stock dividends for the three months ended September 30, 2001 and 2000 was $1.9 million and $1.6 million, respectively, and was $5.4 million and $4.6 million for the nine months ended September 30, 2001 and 2000, respectively.

Net Income (Loss) Applicable to Common Stock - Net income (loss) applicable to common stock for the three months ended September 30, 2001 and 2000 was $0.2 million and $(2.5) million, respectively, and was $2.8 million and $(1.2) million for the nine months ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures and working capital requirements. As of September 30, 2001 and 2000, the Company had working capital of $20.5 million and $17.3 million and cash of $10.5 million and $0.7 million, respectively.



                                   Page -13-

In April 2001, the Company borrowed $10.0 million under the Term B Loan facility and in May 2001, the Company borrowed an additional $5.0 million under the Term B Loan facility. The proceeds of these loans were used to repay the revolving loans and for working capital needs.

The Company is advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May, 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of September 30, 2001, and an amount equal thereto has been classified as "current maturities of long-term debt" on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4% Senior Notes, the Company would recognize a gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expire one year after the dates of the May, 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to "long-term debt".

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the nine months ended September 30, 2001, gross capital expenditures were $15.8 million.

Dividends on our preferred stock accrue at the rate of 14.5% and were payable on September 30, 2001 or the date when we are permitted to pay cash dividends on the preferred stock under the terms of our bank facility at that time. The current bank facility restricts the Company from making dividend payments. Therefore, we were unable to pay cash dividends on the preferred stock on September 30, 2001 and do not expect to pay any dividends during 2001.

The other major uses of cash are the payments of interest on long-term debt and the payments of principal on term loans. For the nine months ended September 30, 2001 interest payments were $17.0 million and principal payments were $6.3 million. Interest payments and principal payments for the remaining three months of 2001 are estimated to be $1.2 million and $2.6 million, respectively.

Other Data

EBITDA is defined as earnings before interest income, cash interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating


                                   Page -14-
performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

                                                                   Nine Months Ended
                                                                     September 30
                                                           ----------------- ----------------
                                                                 2001             2000
                                                           ----------------- ----------------
Net Income                                                     $ 8,233           $ 3,460
Depreciation and Amortization Expense                           17,139            17,556
Interest Expense                                                15,682            15,190
Interest Income                                                   (257)              (85)
                                                           ----------------- ----------------
                    EBITDA                                     $40,797           $36,121
                                                           ----------------- ----------------

                                                                   Nine Months Ended
                                                                     September 30
                                                           ----------------- ----------------
                                                                 2001             2000
                                                           ----------------- ----------------
Net cash provided by (used for):
Operating activities                                          $ 19,981          $ 13,393
Investing activities                                           (15,805)          (33,727)
Financing activities                                             3,150            20,775


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

Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles that have indefinite useful lives will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the


                                   Page -15-

Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.



                                   Page -16-

PART II - OTHER INFORMATION

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports were filed on Form 8-K during the period for which this report is filed.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BRAND SERVICES, INC.

Date: November 9, 2001                      /s/ John M. Monter
                                            --------------------------------
                                            John M. Monter
                                            Chief Executive Officer, President


Date: November 9, 2001                      /s/ Jeffrey W. Peterson
                                            --------------------------------
                                            Jeffrey W. Peterson
                                            Chief Financial Officer,
                                            Vice President, Finance


                                   Page -17-