Form 10-K405
period 2001-12-31
BRAND SERVICES
filed 2002-03-18
CIK 1062742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2001

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

                           Yes   x             No
                              ----------           ---------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
                CLASS                               MARCH 15 , 2002
                -----                               ---------------
         BRAND SERVICES, INC.
    COMMON STOCK, $0.01 PAR VALUE                     100 SHARES

          STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

         This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," and "should." These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1 and in our management's discussion and analysis of financial condition and results of operation in Item 7 of this report.


ITEM 1.  BUSINESS (DOLLARS IN THOUSANDS)

General

Company History and Structure

Brand Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). As of December 31, 2001, Holdings is owned 60.0% by Credit Suisse First Boston (USA), Inc. ("CSFB") and affiliated entities, 8.6% by Carlisle Enterprises, L.P. ("Carlisle"), 17.0% by Rust International Inc. ("Rust International") through its wholly owned subsidiary Rust Industrial Services, Inc. ("RIS") and 14.4% by the directors, officers and employees of Brand. Rust International is a subsidiary of Waste Management Industrial Services, Inc. ("WMIS"). All references to "the Company," "we," "us" or "our" mean Brand Services, Inc. and its subsidiaries.

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

Financial Information About Industry Segments

We operate in one segment and provide scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Our revenues, operating income and total assets as of and for the years ended December 31, 2001, 2000 and 1999, were as follows (in thousands):


                                    2001          2000        1999
                                    ----          ----        ----
Revenue                           $305,089      $264,066    $218,916
Operating income                    30,024        21,135      15,736
Total assets                       257,436       246,249     210,872

Description of Business

We are the largest North American provider of industrial scaffolding services. Our services facilitate access to tall structures for on-going maintenance, turnarounds (major maintenance projects which require the complete or partial shutdown of a facility) and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding and scaffolding design services. We deliver our services through an extensive field service organization of between 3,300 and 4,500 employees in 40 field offices located throughout the United States and two in Canada. We also provide scaffolding services to the commercial market (primarily nonresidential construction) and sell a small amount of scaffolding.

Approximately 78%, 76% and 79%, of our 2001, 2000 and 1999, respective revenues were attributable to ongoing maintenance, turnarounds and capital projects of industrial facilities. We typically provide on-going maintenance services under long-term contracts; the duration of these contracts ranges between one and five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. We believe that the necessity for on-going maintenance and turnarounds provides us with a stable, recurring revenue base.

Our main customers include major integrated oil companies, independent refiners, large chemical companies, utilities and large engineering and construction firms. The largest customer, Exxon/Mobil Corporation, accounted for approximately 11%, 13% and 13% of our revenues in the years ended December 31, 2001, 2000 and 1999, respectively. The loss of this customer could have a material adverse effect on the Company's revenues and results of operations.

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

Our size also enables us to maintain our own design department that specializes in the custom design of industrial scaffolding. We use our design department to minimize the amount of scaffolding used and to maximize labor efficiency, thereby providing us with a competitive advantage.

Effects of Seasonality and Cyclicality

The market for industrial scaffolding services experiences seasonal fluctuations in demand. In particular, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. Similar seasonal patterns are evidenced for utilities.

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

The scaffolding industry provides services to the industrial market and the commercial market, each of which requires different types of scaffolding equipment and levels of expertise. Industrial applications generally require systems scaffolding, which is highly versatile, can be quickly erected and dismantled, is capable of conforming to irregularly shaped structures and requires a higher level of skill to erect and dismantle. Commercial applications generally require frame and brace scaffolding, which is less versatile and requires a lower level of expertise.

Industrial Market

The North American industrial scaffolding market is approximately $1 billion and is serviced predominantly by scaffolding specialists such as Brand. We estimate that in 2001, the top five scaffolding specialists service almost 60% of the total industrial scaffolding market.

Industrial customers use scaffolding for on-going maintenance, turnarounds and capital projects. Among industrial applications, maintenance represents approximately 43% and turnarounds represent approximately 33% of the market. Since turnarounds may require the complete shutdown of a facility (which may lose up to $1 million of revenues per day during a turnaround), speed and reliability are key customer considerations. Safety is another important consideration for industrial customers as scaffolding contractor accident incidents are counted against a facility's safety record and may cause increases in both insurance premiums and attention by the Occupational Safety and Health Administration ("OSHA").

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

Employees and Dependence on Labor

Brand typically employs between 3,300 to 4,500 team members, of which approximately 32% are represented by a labor union. We cannot assure that strikes or other types of conflicts with unions or personnel will not arise or that we will not become a target for further union organizing activity. Since our business has a high labor content, any such activity could have a material adverse effect on the Company. We believe that we have a good relationship with our employees.

Our business has a high labor content and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. The availability of labor can vary depending on market conditions. While we have been successful in hiring workers for our projects and we do not believe that the availability of labor has had a material adverse effect on our financial performance, we cannot assure that sufficient labor will be available in the future or that the cost of labor will not rise, either of which could have an adverse effect on the Company.

ITEM 2.  PROPERTIES

We operate facilities in 43 locations (42 field offices and 1 headquarters location). We maintain a substantial inventory of scaffolding at 40 field offices as well as at customer sites throughout the United States and Canada. Our facilities are concentrated near its customers to minimize transportation costs, to shorten lead times and to strengthen oversight and project management abilities. Brand owns two locations in Canada, two in Texas, one in Alabama and one in Louisiana. We lease the remaining 36 facilities as well as one site used for our corporate headquarters located in Chesterfield, Missouri. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than nine acres. Our headquarters are located in a 9,500 square foot facility in Chesterfield, Missouri.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our outstanding common stock is held by Holdings and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Brand for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and has been derived from the audited financial statements of Brand. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere herein.

                                                              (unaudited)
                                                         Year Ended December 31
                              ---------------------------------------------------------------------------
                                 2001            2000            1999            1998             1997
                              ----------      ----------      ----------      ---------         ---------
                                                         (Dollars in Thousands)
INCOME STATEMENT DATA

Revenue                         $305,089        $264,066        $218,916        $205,304          $160,660
Operating expenses               232,292         203,689         171,630         157,673           122,638
                                 -------         -------         -------         -------           -------
      Gross profit                72,797          60,377          47,286          47,631            38,022

Selling and administrative
   expenses                       42,773          39,242          31,550          29,568            25,840
Nonrecurring start-up
   expenses                            -               -               -               -             2,498
                                 -------         -------         -------         -------           -------
Operating income                  30,024          21,135          15,736          18,063             9,684

Interest expense                  20,797          20,414          17,758          17,728            15,422
Interest income                     (609)            (95)           (159)           (249)             (397)
                                 -------         -------         -------         -------           -------
Income (loss) before
   Provision for income tax        9,836             816          (1,863)            584            (5,341)

Provision for income tax               -               -               -               -                 -
Extraordinary loss on debt
   extinguishment                      -               -               -           4,329                 -
                                 -------         -------         -------         -------           -------

      Net income (loss)           $9,836            $816         $(1,863)        $(3,745)          $(5,341)

Less: Accretion of
   preferred stock
   dividends                      (7,308)         (6,338)         (5,497)         (4,767)           (4,172)
                                 -------         -------         -------         -------           -------
Net income (loss)
   applicable to common
   stock                           2,528          (5,522)         (7,360)         (8,512)           (9,513)
                                 =======         =======         =======         =======           =======

EBITDA (1)                       $56,640         $46,554         $39,505         $34,572           $22,009

Net cash provided by (used
   for)
    Operating activities          32,312          23,123          21,148          26,753            11,983
    Investing activities         (23,435)        (43,146)        (23,097)        (24,876)          (12,496)
    Financing activities             644          22,918            (932)           (969)           (2,151)
Depreciation and
   amortization                   27,162          25,964          24,491          17,234            13,294
Cash interest expense (2)         20,251          19,869          17,036          17,004            14,453
Capital expenditures, net
   of sales of scaffolding        16,765          29,122          19,642          14,831             9,720
Ratio of earnings to fixed
   charges and preferred
   stock dividends (3)              1.1x            0.8x            0.7x            0.8x              0.5x

                                                                                     December 31
                                                           ---------------------------------------------------------------
                                                               2001         2000         1999         1998         1997
                                                           -----------   ----------    ---------    ---------    ---------
                                                                                (Dollars in Thousands)
BALANCE SHEET DATA:

Working capital                                               $ 22,542    $   9,757    $   5,553    $  12,080     $  4,207
Total assets                                                   257,436      246,249      210,872      211,060      197,543
Long-term debt (including current portion and revolving
   loan)                                                       183,413      181,450      157,460      158,500      154,250
Notes payable and capital lease obligation (including
   current portion)                                              4,917        6,276        4,402        5,007            -
14.5% senior exchangeable preferred stock                       55,050       47,742       41,404       35,907       31,140
Stockholder's equity (deficit)                                 (24,760)     (27,199)     (20,968)     (14,483)      (5,176)

(1) EBITDA is defined as earnings before interest income, cash interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.
(2) Cash interest expense represents total interest expense less amortization of deferred financing fees of $546, $545, $722, $724 and $969 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(3) For the purposes of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness plus the interest portion of rental expense on noncancelable leases, amortization of debt issuance costs and accretion of preferred stock dividends. The deficiency of earnings to cover fixed charges for the years ended December 31, 2000, 1999, 1998 and 1997 were $5,522, $7,360,
     $4,183, and $9,513 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes also include net operating loss carryforwards primarily due to the accelerated depreciation of our scaffolding equipment. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance when it is more likely than not such assets will not be recovered, taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. As of December 31, 2000, we had a valuation allowance of $8.7 million. During the year ended December 31, 2001, the valuation allowance was reduced by $4.0 million, reducing our effective tax rate and total income tax expense to zero. As of December 31, 2001, we had a valuation allowance of $4.7 million. For the year ending December 31, 2002, we expect to record an income tax expense based on an effective income tax rate in a range of 38% to 41%, excluding the impact of any reversal of the valuation allowance that would reduce the income tax expense.

As part of our ongoing business, we make payments for workers' compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. In the fourth quarter of 2001, the recorded liability was reduced by $1.2 million based on revised assumptions. While we believe our liabilities for workers' compensation and health benefit claims of $12.5 million as of December 31, 2001, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Acquisitions

In December 2001, the Company purchased the scaffolding business of United Rentals, Inc. for an aggregate purchase price of $3.8 million in cash and $0.5 million in a note payable, entirely allocated to property and equipment. The purchase price approximated the fair market value of the assets purchased. The allocation of the purchase price for this acquisition is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of acquisition.

During 2000, the Company acquired four companies in four separate transactions for an aggregate purchase price of $11.0 million in cash, $3.3 million in notes payable, and $3.0 million of possible future payments conditioned upon the operating results of two of the acquired companies. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. In connection with the acquisitions, the Company recorded goodwill in the amount of $6.0 million based upon the allocation of the purchase prices of the acquisitions. Each of the above acquisitions was accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from the respective date of acquisition.

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

Revenues

Approximately 78%, 76% and 79% of the Company's 2001, 2000 and 1999, respective revenues were attributable to on-going maintenance, turnarounds and capital projects of industrial facilities.

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

Revenues from capital projects involving the industrial scaffold market, which represented approximately 14%, 6% and 6% of our 2001, 2000 and 1999 revenues, respectively, resulted from new plant construction, plant expansions and modifications. Capital projects can and have had material impacts on the Company's results of operations.

Commercial scaffolding revenues, which represented approximately 22%, 24% and 21% of 2001, 2000 and 1999 revenues, respectively, are related to the level of nonresidential construction and renovation.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Related-Party Transactions

In connection with the Acquisition, WMIS agreed to pay the Company a quarterly fee of $725 for transition services for three years beginning on December 31, 1996. Such payments continued through September 30, 1999. In addition, WMIS agreed to pay for all historical accident-related claims in which the accident occurred prior to the Acquisition.

Debt and Borrowing Arrangements

The Company was advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of December 31, 2001, and an amount equal thereto has been classified as current maturities of long-term debt on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4% Senior Notes, the Company would recognize an extraordinary gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expire one year after the dates of the May 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to long-term debt.

The following discussion of results of operations is presented for the years ended December 31, 2001, 2000 and 1999.

Results of Operations

                     Summary of Historical Financial Results
                                 (In thousands)

                                                                            Year Ended December 31
                                                                 --------------------------------------------
                                                                     2001            2000             1999
                                                                 -----------      ----------       ----------
     Income Statement Data:
     Revenue:
       Labor                                                        $226,099       $ 189,891        $ 158,532
       Equipment rental                                               68,130          67,060           54,653
       Equipment sales                                                10,860           7,115            5,731
                                                                    --------       ---------        ---------
     Total revenue                                                   305,089         264,066          218,916
     Operating expenses:
       Labor                                                         182,672         155,081          130,237
       Equipment rental                                               26,042          27,412           25,190
       Equipment sales                                                 6,853           4,827            4,140
       Divisional operating expenses                                  16,725          16,369           12,063
                                                                    --------       ---------        ---------
     Total operating expenses                                        232,292         203,689          171,630
                                                                    --------       ---------        ---------
              Gross profit                                            72,797          60,377           47,286

     Selling and administrative expenses                              42,773          39,242           31,550
                                                                    --------       ---------        ---------
              Operating income                                        30,024          21,135           15,736

     Interest expense                                                 20,797          20,414           17,758
     Interest income                                                    (609)            (95)            (159)
                                                                    --------       ---------        ---------
              Income (loss) before provision for income tax            9,836             816           (1,863)

     Provision for income tax                                              -               -                -
                                                                    --------       ---------        ---------
                    Net income (loss)                                  9,836             816           (1,863)

     Less-  Accretion of preferred stock dividends                    (7,308)         (6,338)          (5,497)
                                                                    --------       ---------        ---------
              Net income (loss) applicable to common stock          $  2,528       $  (5,522)       $  (7,360)
                                                                    --------       ---------        ---------
     Other Data:
     EBITDA (1)                                                     $ 56,640       $  46,554        $  39,505
                                                                    ========       =========        =========
     Net cash provided by (used for):

              Operating activities                                 $  32,312       $  23,123      $    21,148
              Investing activities                                   (23,435)        (43,146)         (23,097)
              Financing activities                                       644          22,918             (932)

(1) EBITDA is defined as earnings before interest income, cash interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Year Ended December 31, 2001, as Compared to Year Ended December 31, 2000

Revenue

Revenue for the year ended December 31, 2001, increased 15.5% to $305.1 million from $264.1 million for the same period in 2000. Labor revenue increased 19.1% to $226.1 million for the year ended December 31, 2001, as compared to the same period in 2000. Rental revenue increased 1.6% to $68.1 million for the year ended December 31, 2001, as compared to the same period in 2000. Sales revenue increased 52.6% to $10.9 million for the year ended December 31, 2001, as compared to the same period in 2000. Revenue from all sources (labor, rental and sales) increased from 2000 to 2001, however, the industrial business was particularly strong with additional work in the refining and utility sectors. Commercial work remained flat from 2000 to 2001. The revenue growth from 2000 to 2001 can be attributed 89% to increases in industrial work and 11% from a full year contribution of acquisitions made in 2000.

Gross Profit

Gross profit for the year ended December 31, 2001, increased 20.6% to $72.8 million from $60.4 million for the same period in 2000. Labor gross profit (labor revenue less labor cost) increased 24.8% to $43.4 million for the year ended December 31, 2001, as compared to the same period in 2000. Rental gross profit increased 6.2% to $42.1 million for the year ended December 31, 2001, as compared to the same period in 2000. Sales gross profit increased 75.1% to $4.0 million for the year ended December 31, 2001, as compared to the same period in 2000. Labor gross profit as a percent of labor revenue increased from 18.3% to 19.2%, increasing gross profit over revenue growth. Additionally, sales of both new and used equipment generated higher gross profit margins in 2001 than in 2000.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2001, increased 9.0% to $42.8 million from $39.2 million for the same period in 2000. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2001, decreased to 14.0% from 14.9% for the same period in 2000. During 2001, we recorded a $1.4 million impairment charge relating to goodwill for an acquisition made in 2000. During 2001, we successfully integrated companies acquired in prior years into our existing business, reducing administrative expenses as a percentage of revenue. We also continued to actively manage spending relating to selling and administrative expenses.

Operating Income

Operating income for the year ended December 31, 2001, increased 42.1% to $30.0 million from $21.1 million for the same period in 2000. This increase in operating income is directly related to increases in gross profit exceeding increases in selling and administrative expenses.

Interest Expense

Interest expense for the year ended December 31, 2001, increased 1.9% to $20.8 million from $20.4 million for the same period in 2000. In April, 2001, the Company borrowed $10.0 million under the Term B Loan facility and in May, 2001, the Company borrowed an additional $5.0 million under the Term B Loan facility. The proceeds of these loans were used to repay the revolving loans and for working capital needs.

Net Income (Loss)

Net income (before accretion of preferred stock dividends) improved to $9.8 million for the year ended December 31, 2001, from $0.8 million for the same period in 2000.

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

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2000, increased 24.4% to $39.2 million from $31.6 million for the same period in 1999. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2000, increased to 14.9% from 14.4% for the same period in 1999. Selling and administrative expenses were higher in 2000 primarily due to additional expenses incurred of $2.6 million related to acquired companies, $1.0 million related to an increase in our bad debt provision, and $1.5 million related to payroll expenses. We incrementally increased our bad debt provision as our revenue from commercial work increased.

Operating Income

Operating income for the year ended December 31, 2000, increased 34.3% to $21.1 million from $15.7 million for the same period in 1999. This increase in operating income is directly related to increases in gross profit exceeding increases in selling and administrative expenses.

Interest Expense

Interest expense for the year ended December 31, 2000, increased 15.0% to $20.4 million from $17.8 million for the same period in 1999. In March 2000, the Company borrowed $5.0 million against the Term B Credit Facility and in September 2000, the Company borrowed an additional $25.0 million against the Term B Credit Facility. These additional borrowings, along with the weighted average interest rate increasing from 9.9% in 1999 to 10.2% in 2000, caused interest expense to increase.

Net Income (Loss)

Net income (loss) (before accretion of preferred stock dividends) improved to $0.8 million from ($1.9) million loss for the same period in 1999.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Credit Agreement ("Credit Agreement") to fund its operations, capital expenditures and working capital requirements. As of December 31, 2001, the Company had working capital of $22.5 million, including cash and cash equivalents of $12.7 million.

Historically, the principal uses of cash have been capital expenditures (primarily scaffolding) and working capital. In February 1998, $119.8 million of the term loans were repaid with proceeds from the offering of the 10-1/4% Senior Notes ("Senior Notes") and $500 in payments were made in June 1998. The Company paid $13.2 million per year in interest relating to the Senior Notes in 2001, 2000 and 1999.

Net cash provided by financing activities in 2001 decreased to $0.6 million from $22.9 million for the same period in 2000 primarily from the issuance of $15.0 million of long-term debt offset by repayments of revolving loans and long-term debt.

For the years ended December 31, 2001, 2000 and 1999, cash provided by operating activities was $32.3 million, $23.1 million, and $21.1 million, respectively.

The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. Capital expenditures, net of sales of scaffolding, for the Company were $16.8 million, $29.1 million and $19.6 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

Borrowings under the revolving loan facility are governed by a borrowing base equal to 85% of eligible accounts receivable. A $15.0 million sub-facility is available for the issuance of letters of credit. In addition, in March 1999, the Company amended the Credit Agreement to allow additional borrowings of $10.0 million for ongoing working capital and general corporate needs. As of December 31, 2001, the Company had no outstanding borrowings under the revolving loan and $15.0 million in unused senior secured borrowing capacity under the Credit Agreement, all of which remains unused as of March 8, 2002.

The interest rate on each loan facility under the Credit Agreement is variable. During the year ended December 31, 2001, the interest rate on loans outstanding under the term loan facility was an annual dollar-weighted rate of 9.6%.

The Credit Agreement requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios and satisfy certain financial tests, and imposes limitations on the Company's ability to make capital expenditures, to incur indebtedness and to pay dividends. The Company was in compliance with the loan covenants at December 31, 2001.

The Company secured a Term B Loan commitment to enable it to make future acquisitions, repay the revolving loans and for working capital needs. Certain provisions contained in the Credit Agreement were amended to eliminate a requirement that revolving loans be periodically reduced. In April 2001, certain of the covenants contained in the Credit Agreement were amended to permit the Company to incur certain additional indebtedness, engage in a broader range of business, make certain additional investments and capital expenditures and reinvest asset disposition proceeds within 180 days, rather than prepay the term loan facilities with such proceeds. During the years ended December 31, 2001 and 2000, the borrowings made under the Term B Loan were $15.0 million and $30.0 million, respectively. For the years ended December 31, 2001 and 2000, $0.4 and $0.2 million of the Term B Loan were repaid, respectively.

Contractual Obligations

The following is a summary of contractual cash obligations (dollars in thousands):


                                                                       Payments due in:
                                            ----------------------------------------------------------------------------
                                               Total         2002           2003      2004          2005   After 5 years
                                            ---------      -------        -------   -------       -------  -------------
Term A Loan                                    9,000        9,000              -         -             -               -
Term B Loan                                   44,413          450         43,963         -             -               -
Senior Notes                                 130,000        3,700              -         -             -         126,300
Capital Leases                                 1,928        1,069            859         -             -               -
Operating Leases                               8,342        2,585          1,912     1,465         1,098           1,282
Notes Payable                                  3,119        1,256          1,038       660           165               -
                                             -------       ------         ------     -----         -----         -------
Total Contractual Cash Obligations           196,802       18,060         47,772     2,125         1,263         127,582
                                             =======       ======         ======     =====         =====         =======

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 for its December 2001 acquisition.

SFAS No. 142 will be implemented by the Company on January 1, 2002. Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Goodwill amortization for the year ended December 31, 2001 was $2.8 million, inclusive of an impairment charge of $1.4 million. During 2002, the Company will evaluate its goodwill for impairment under the provisions of SFAS No. 142.

Under SFAS No. 143, "Accounting for Asset Retirement Obligations", the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk related to changes in interest rates on its variable rate debt. The Company has used derivative financial instruments from time to time to manage this risk. The value of market risk sensitive derivatives and other finance instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based upon a hypothetical ten percent change in interest rates, the potential losses in future earnings, fair value and cash flows are not material. The Company did not have any derivative financial instruments in place at December 31, 2001.

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

     Name                       Age                 Position and Offices
     ----                       ---                 --------------------
John M. Monter                   54       Chairman, Chief Executive Officer, President and Director
Ian R. Alexander                 55       Vice President, Business Development
Jeffrey W. Peterson              43       Chief Financial Officer and Vice President, Finance
Raymond L. Edwards               48       Vice President, Administration and Secretary
Guy S. Huelat                    40       Vice President, Resource Management
James "Marty" McGee              45       Vice President, Operations-Southeast Region
Scott M. Robinson                54       Vice President, Operations-Southwest Region
David R. Cichy                   51       Vice President, Operations-Northern Region
Ari Benacerraf                   39       Director
Robert Bonczek                   56       Director
James S. Carlisle                59       Director
Vincent P. Langone               58       Director
Cherie C. Rice                   39       Director
Karl R. Wyss                     61       Director


John M. Monter, Chairman, Chief Executive Officer, President and Director: Mr. Monter has served as a director, Chief Executive Officer and President since the Acquisition. In April 2001, Mr. Monter was appointed as the Chairman of the Board. Prior to joining the Company at the time of the Acquisition, Mr. Monter held a variety of corporate and operating assignments at Cooper Industries, Inc. ("Cooper") where he began his career in 1977. Mr. Monter was President of the Bussmann Division of Cooper, which manufactures electrical overcurrent fuses, from 1992 to 1996.

Ian R. Alexander, Vice President, Business Development: Mr. Alexander assumed his current role in April 2001 on a part time basis. Prior to joining the Company as Chief Financial Officer and Vice President, Finance in April 1998, Mr. Alexander had a variety of assignments with BP Oil Company from 1973 until 1993 in Europe, Africa and the U.S.A. He then became Chief Financial Officer and Executive Vice President of Purina Mills, Inc. until it was sold to Koch Industries in March 1998.

Jeffrey W. Peterson, Chief Financial Officer and Vice President, Finance: Mr. Peterson became Chief Financial Officer and Vice President, Finance for the Company in April 2001. Prior to that, he held the positions of Corporate Controller and Region Controller since joining Brand in 1992. Mr. Peterson held the position of Division Controller over various divisions of Waste Management, Inc. from 1987 to 1992. He began his career in public accounting with the firms of Coopers and Lybrand and Peat Marwick, Mitchell and Company.

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

Ari Benacerraf, Director: Mr. Benacerraf has been a Managing Director of DLJ Merchant Banking, Inc. since 2001 and has served in various capacitites with DLJ Merchant Banking for the past five years. Mr. Benacerraf serves as director of Frontier Drilling ASA and Localiza Rent-a-Car S. A.

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

Cherie C. Rice, Director: Ms. Rice has been with Waste Management since November 1985, and has been in her current role as Vice President, Investor Relations of Waste Management, Inc since July 1997. During her 16 year career with the company, she worked her way up through the field operations' finance and accounting ranks, spending several years in field financial positions, including three years as an Area Vice President and Controller based in Atlanta, Georgia. Prior to joining Waste Management, Ms. Rice worked for Tektronix, Inc. as a financial analyst.

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

Compensation Committee and Insider Interlocks

Compensation of the Company's management is determined by a committee comprised of Messrs. Carlisle and Wyss. Mr. John Monter is the Chairman of the Board, Chief Executive Officer and President of the Company.

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2001, 2000 and 1999:

Summary Compensation Table



                                                                                   Other            Company's
                                                         Salary      Bonus      Compensation     matching 401-K
                                                                                                  contribution
        Name and Principal Position                        ($)        ($)           ($)                ($)
        ----------------------------                     -------     -------    -------------    --------------
John M. Monter,                                  2001    406,016     487,200        14,962            1,700
Chief Executive Officer                          2000    388,270     417,690        15,361            1,700
                                                 1999    375,000     283,263        14,452            1,600

Ian R. Alexander,                                2001    121,842     146,211             -            1,700
Vice President, Business Development             2000    187,470     203,585             -            1,700
                                                 1999    180,253     136,157             -            1,600

Jeffrey W. Peterson, Chief Financial             2001    136,188     138,500             -            1,700
Officer, Vice President, Finance                 2000    119,995      45,180             -            1,700
                                                 1999    104,000      26,469             -            1,600

Raymond L. Edwards,                              2001    163,155     195,786             -            1,700
Vice President, Administration                   2000    155,376     171,077             -            1,700
                                                 1999    149,406     112,856             -            1,600

Guy S. Huelat,                                   2001    153,546     184,255             -            1,700
Vice President, Resource Management              2000    144,165     160,898             -            1,700
                                                 1999    133,494     102,172             -            1,600

Scott M. Robinson,                               2001    161,283     193,540             -            1,700
Vice President Operations -                      2000    153,608     174,837             -            1,700
Southwest Region                                 1999    148,408      40,000         1,454            1,600

David R. Cichy,                                  2001    153,005     183,600         6,300            1,700
Vice President Operations -                      2000    145,018     160,889         6,300            1,700
Northern Region                                  1999    127,213     133,269         6,058            1,600

James "Marty" McGee,                             2001    155,834     187,000             -            1,700
Vice President Operations -                      2000    147,014     136,241             -            1,700
Southeast Region                                 1999    140,005     106,567             -            1,600


The individuals named in the foregoing table are collectively referred to as the Brand Advisory Team.

The following table summarizes options exercised under the Restricted Stock Purchase Agreement and the value of options for applicable persons named in the Summary Compensation Table as of December 31, 2001.

                                      RSO             RSO            RSO
                                    Granted          Vested        Exercised
                                   ---------       ----------    ------------
John M. Monter                       437,500         350,000           87,500
Raymond L. Edwards                    42,000          33,600            8,400
Guy S. Huelat                         42,000          33,600            8,400
Scott M. Robinson                     40,000          32,000            8,000
David R. Cichy                        40,000          32,000            8,000
James "Marty" McGee                   42,000          33,600            8,400

For each one-year period ending on December 31, the annual vesting opportunity will be the achievement of the annual operating budget and/or financial targets as approved by the Board of Directors.

Employment Agreements

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

Each of the other members of the Brand Advisory Team has entered into an employment agreement with the Company for terms currently effective through March 31, 2003. The agreement is automatically extended thereafter for one year terms unless a written notice to terminate is provided by the Company not less than 30 days nor more than 60 days prior to the end of the then current term. The Brand Advisory Team members' receipt of post termination severance benefits are conditioned upon the member releasing the Company from certain potential claims and upon the individual's compliance with confidentiality and non-competition provisions included in the employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

All of the issued and outstanding common stock of the Company is held by Holdings (and pledged to secure the Credit Agreement). The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holdings as of December 31, 2001, by (i) each person or group known to the Company who beneficially owns more than five percent of the common stock of Holdings and (ii) all directors and executive officers of the Company as a group:

                                                            Number of
                                                            Shares of         Percentage
              Name and Address of Beneficial Owner         Common Stock        of Class
              ------------------------------------         ------------       ----------
DLJ Merchant Banking Inc. and affiliates(1)                  8,762,500           60.0%
Rust Industrial Services, Inc.(2) ("RIS")
3003 Butterfield Road
Oakbrook, Illinois 60521                                     2,487,500           17.0%
Carlisle-Brand Investors, L.P.(3)
7777 Fay Avenue
La Jolla, California 92037                                   1,250,000(4)         8.6%
John M. Monter
1401 Haarman Oak Drive
Chesterfield, MO 63005                                       1,007,906            6.9%
Karl R. Wyss(4)
DLJ Merchant Banking Inc.
277 Park Avenue
New York, New York 10172                                             -            -
James S. Carlisle(5)
Carlisle Enterprises LLC
7777 Fay Avenue
La Jolla, California 92037                                           -            -
All directors and officers as a group(4)(5)(6)               1,099,931(7)         7.5%

(1) Consists of shares held by DLJMB, DLJ Offshore Partners, C.V. ("Offshore"), DLJ Merchant Banking Funding, Inc. ("Funding") and DLJ International Partners, C.V. ("International"), each of which is affiliated with DLJSC. See "Certain Relationships and Related Transactions." The address of each of DLJMB and Funding is 11 Madison Avenue, 16th Floor, New York, New York 10010. The address of each of Offshore and International is John B. Gorsivaweg, 6 Willemstad, Curacao, Netherlands Antilles. As a general partner of DLJMB, Offshore and International, DLJMB, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore and International, and as the parent of each of DLJMB, Inc. and Funding, Credit Suisse First Boston (USA), Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore, International and Funding.
(2) RIS is a wholly owned subsidiary of Rust International, which is majority owned by WMIS. As a result, WMIS and Rust International may be deemed to beneficially own all of the shares held by RIS. The address for each of WMIS and Rust International is 1001 Fannin, Houston, Texas 77002.
(3) As the general partner of Carlisle, Carlisle Group, L.P. ("Carlisle Group") may be deemed to beneficially own indirectly all of the shares held by Carlisle. As the general partner of Carlisle Group, Carlisle Enterprises, LLC may be deemed to beneficially own indirectly all of the shares held by Carlisle. The address of Carlisle Group and Carlisle Enterprises, LLC is 7777 Fay Avenue, La Jolla, California 92037.
(4) Does not include (i) 47,500 shares issuable upon the exercise of currently exercisable options held by Carlisle Group and (ii) up to 871,250 shares issuable upon exercise of options held by Carlisle Group. These options are not currently exercisable and will not be exercisable within 60 days of the date of this prospectus.
(5) Mr. Carlisle is a managing partner of Carlisle Enterprises LLC, the sole general partner of Carlisle. Share data shown for Mr. Carlisle excludes shares shown as held by Carlisle, as to which Mr. Carlisle disclaims beneficial ownership.
(6) Does not include shares owned by Mr. John M. Monter, President and Chief Executive Officer of Brand.

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

DLJ Capital, the Syndication Agent and a lender under the Credit Agreement, is an affiliate of DLJMB and DLJSC. The proceeds from the sale of the Senior Notes were used to repay indebtedness under the Credit Agreement, $1.6 million of which was owed to DLJ Capital. In connection with an amendment to the existing Credit Agreement, the Company paid customary fees to DLJ Capital, as the Syndication Agent and as a lender under the Credit Agreement.

In 2001, in consideration for the purchase of stock under the Brand 2001 Stock Purchase Program, Holdings extended loans to the members of the Brand Advisory Team in the amount of $377 and received cash in the amount of $40. The loans earn interest at 3.0% and mature in 2006. They are secured by 164,000 shares owned by the members of the Brand Advisory Team. Additionally, in 2001, the recourse loans extended by Holdings to the members of the Brand Advisory Team in March 1997, July 1999 and June 2000, at 7.03%, 5.22% and 6.40%, respectively were consolidated into new recourse loans that earn interest at 3.0% and mature in 2006. The loans are secured by 957,240 shares owned by members of the Brand Advisory Team. In addition, a member of the Brand Advisory Team exercised stock options during 2001 in exchange for a recourse loan in the amount of $3.

ITEM 14. EXHIBITS, INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report

(1) and (2) Financial Statements.

See Index to Financial Statements on Page F-1 of this report.

(1)  Exhibits

See Index on Page E-1 of this report.

Reports filed with Form 8-K

None filed.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




Brand Services, Inc. and Subsidiaries:
   Report of Independent Public Accountants                                                                    F-2
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                  F-3
   Consolidated Balance Sheets as of December 31, 2001 and 2000                                                F-4
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                  F-6
   Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31,
   2001, 2000 and 1999                                                                                         F-8
   Notes to Consolidated Financial Statements                                                                  F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Brand Services, Inc.:


We have audited the accompanying consolidated balance sheets of Brand Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brand Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



St. Louis, Missouri
March 8, 2002

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                                                    Year Ended December 31,
                                                                         ----------------------------------------------

                                                                            2001              2000               1999
                                                                         -----------       ----------         ---------
Revenue:
  Labor                                                                    $ 226,099        $ 189,891         $ 158,532
  Equipment rental                                                            68,130           67,060            54,653
  Equipment sales                                                             10,860            7,115             5,731
                                                                           ---------        ---------         ---------
 Total revenues                                                              305,089          264,066           218,916
                                                                           ---------        ---------         ---------
Operating expenses:
  Labor                                                                      182,672          155,081           130,237
  Equipment rental                                                            26,042           27,412            25,190
  Equipment sales                                                              6,853            4,827             4,140
  Divisional operating expenses                                               16,725           16,369            12,063
                                                                           ---------        ---------         ---------
Total operating expenses                                                     232,292          203,689           171,630
                                                                           ---------        ---------         ---------
           Gross profit                                                       72,797           60,377            47,286

Selling and administrative expenses                                           42,773           39,242            31,550
                                                                           ---------        ---------         ---------
           Operating income                                                   30,024           21,135            15,736
Interest expense                                                              20,797           20,414            17,758
Interest income                                                                 (609)             (95)             (159)
                                                                           ---------        ---------         ---------
           Income (loss) before provision for income tax                       9,836              816            (1,863)
Provision for income tax                                                           -                -                 -
                                                                           ---------        ---------         ---------
         Net income (loss)                                                     9,836              816            (1,863)
Less-  Accretion of preferred stock dividends                                 (7,308)          (6,338)           (5,497)
                                                                           ---------        ---------         ---------
         Net income (loss) applicable to common stock                      $   2,528        $  (5,522)        $  (7,360)
                                                                           =========        =========         =========



 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)


                                                                                         December 31,     December 31,
                                                                                            2001             2000
                                                                                        -------------     ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $   12,660        $   3,139
   Trade accounts receivable, net of allowance for doubtful accounts of $1,150 in
     2001, and $913 in 2000                                                                   53,175           46,016
   Costs and estimated earnings in excess of billings on uncompleted contracts                 2,130            3,218
   Notes receivable, current portion                                                             299              218
   Other current assets                                                                        8,005            7,554
                                                                                          ----------        ---------
           Total current assets                                                               76,269           60,145
                                                                                          ----------        ---------
PROPERTY AND EQUIPMENT:
   Land                                                                                        1,721            1,716
   Buildings                                                                                   3,627            3,227
   Vehicles and other equipment                                                               34,542           33,076
   Scaffolding equipment                                                                     216,776          201,825
   Leasehold improvements                                                                        881              893
                                                                                          ----------        ---------
           Total property and equipment, at cost                                             257,547          240,737

   Less-  Accumulated depreciation and amortization                                           83,903           65,170
                                                                                          ----------        ---------
           Total property and equipment, net                                                 173,644          175,567
                                                                                          ----------        ---------
OTHER ASSETS                                                                                   7,523           10,537
                                                                                          ----------        ---------
           Total assets                                                                   $  257,436        $ 246,249
                                                                                          ==========        =========


                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                     (In thousands except per share amounts)


                                                                                         December 31,     December 31,
                                                                                            2001             2000
                                                                                        -------------     ------------
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Revolving loan                                                                         $        -        $   4,125
   Current maturities of long-term debt                                                       13,150            8,800
   Notes payable and capital lease obligations, current portion                                2,209            1,145
   Accounts payable and accrued expenses                                                      37,028           34,473
   Billings in excess of costs and estimated earnings on uncompleted contracts                 1,340            1,845
                                                                                          ----------        ---------
           Total current liabilities                                                          53,727           50,388
                                                                                          ----------        ---------

LONG-TERM DEBT                                                                               170,263          168,525
                                                                                          ----------        ---------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                                    2,708            5,131
                                                                                          ----------        ---------

DEFERRED INCOME TAXES                                                                            448            1,662
                                                                                          ----------        ---------
14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value, 1,250,000 shares
   authorized, 1,042,460 issued and outstanding                                               55,050           47,742
                                                                                          ----------        ---------
STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $0.01 par value, 100 shares authorized, issued and outstanding                    -                -
   Paid-in capital                                                                            20,143           19,723
   Receivables from sale of Holdings' common stock                                            (1,477)          (1,097)
   Predecessor basis adjustment                                                              (13,038)         (13,038)
   Cumulative translation adjustment                                                          (1,768)          (1,639)
   Accumulated deficit                                                                       (28,620)         (31,148)
                                                                                          ----------        ---------
           Total stockholder's deficit                                                       (24,760)         (27,199)
                                                                                          ----------        ---------
           Total liabilities and stockholder's deficit                                    $  257,436        $ 246,249
                                                                                          ==========        =========







     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                      Year Ended December 31,
                                                                         ----------------------------------------------
                                                                             2001               2000             1999
                                                                         -----------         ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   9,836         $     816        $  (1,863)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Deferred income tax provision (benefit)                                 (244)             (339)              29
       Depreciation and amortization                                         27,162            25,964           24,491
       Changes in operating assets and liabilities-
         Trade accounts receivable, net                                      (7,159)           (8,134)          (5,861)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                              1,088            (1,432)             270
         Notes receivable                                                       154               190              220
         Other current assets                                                  (451)           (4,110)             (33)
         Scaffolding equipment                                                1,744             4,827            4,140
         Accounts payable and accrued expenses                                2,555             8,230            2,194
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                               (505)            1,114              (69)
       Other                                                                 (1,868)           (4,003)          (2,370)
                                                                          ---------         ---------        ---------
           Net cash provided by operating activities                         32,312            23,123           21,148
                                                                          ---------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (19,635)          (32,234)         (23,452)
   Receipts on note receivable from WMIS                                          -                 -            2,175
   Proceeds from sales of property and equipment other than
     scaffolding                                                                  -                43               55
   Payments for acquisitions                                                 (3,800)          (10,955)          (1,875)
                                                                          ---------         ---------        ---------
           Net cash used for investing activities                           (23,435)          (43,146)         (23,097)
                                                                          ---------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                              15,000            30,000                -
   Payments of long-term debt                                                (8,912)           (6,175)          (5,000)
   Capital contribution from Holdings                                            40               354              713
   (Payments) borrowings of revolving loans                                  (4,125)              165            3,960
   Payments on capital lease obligations                                     (1,359)           (1,426)            (605)
                                                                          ---------         ---------        ---------
         Net cash provided by (used for) financing activities                   644            22,918             (932)
                                                                          ---------         ---------        ---------

                         (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                                 (In thousands)



                                                                                      Year Ended December 31,
                                                                         ----------------------------------------------
                                                                             2001               2000             1999
                                                                         -----------         ----------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                          $   9,521         $   2,895        $  (2,881)

CASH AND CASH EQUIVALENTS, beginning of period                                3,139               244            3,125
                                                                          ---------         ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                  $  12,660         $   3,139        $     244
                                                                          =========         =========        =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                           $ 20,178        $  19,957          $ 16,934
   Income taxes paid                                                            646              378               165

NONCASH TRANSACTIONS:
   Paid in-kind accretion of preferred stock dividends                      $ 7,308         $  6,338         $   5,497
   Notes payable, issued in connection with acquisitions                        500            3,300               200
   Purchase of equipment with capital lease                                       -              289                 -


















 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                       (In thousands except share amounts)



                                                   Receivables
                                                    from Sale
                     Common Stock     Additional   of Holding's     Predecessor
                    ---------------    Paid In        Common           Basis        Accumulated
                    Shares  Dollars    Capital        Stock         Adjustment        Deficit
                    ------  -------   ----------   ------------     -----------     -----------
Balance,
   December 31,
   1998               100      $ -    $ 18,525        $ (336)       $ (13,038)      $ (18,266)
Comprehensive
   loss
   Net loss             -        -           -             -                -          (1,863)
   Translation
     adjustment         -        -           -             -                -               -

Comprehensive
   loss

Paid-in-capital
   from exercise
   of stock             -        -         131             -                -               -
   options
Issuance of
   promissory
   notes from
   officers and
   employees            -        -           -          (486)               -               -
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.       -        -         713             -                -               -
Paid-in-kind
   accretion of
   preferred
   dividends            -        -           -             -                -          (5,497)
                      ---     ----    --------        ------        ---------       ---------
Balance,
   December 31,
   1999               100      $ -    $ 19,369        $ (822)       $ (13,038)      $ (25,626)
                      ===     ====    ========        ======        =========       =========




                     Cumulative
                    Translation              Comprehensive
                    Adjustment     Total      Income (Loss)
                    -----------  --------    --------------
Balance,
   December 31,
   1998              $ (1,368)   $(14,483)
Comprehensive
   loss
   Net loss                 -      (1,863)      $ (1,863)
   Translation
     adjustment           517         517            517
                                                --------
Comprehensive
   loss                                         $ (1,346)
                                                ========
Paid-in-capital
   from exercise
   of stock                 -         131
   options
Issuance of
   promissory
   notes from
   officers and
   employees                -        (486)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.           -         713
Paid-in-kind
   accretion of
   preferred
   dividends                -      (5,497)
                       ------    --------
Balance,
   December 31,
   1999                $ (851)   $(20,968)
                       ======    ========


                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      (In thousands except share amounts)



                                                   Receivables
                                                    from Sale
                     Common Stock     Additional   of Holding's     Predecessor
                    ---------------    Paid In        Common           Basis        Accumulated
                    Shares  Dollars    Capital        Stock         Adjustment        Deficit
                    ------  -------   ----------   ------------     -----------     -----------
Balance,
   December 31,
   1999               100      $ -    $ 19,369        $ (822)       $ (13,038)       $ (25,626)
Comprehensive
   income
   Net income           -        -           -             -                -              816
   Translation
     adjustment         -        -           -             -                -                -

Comprehensive
   income

Issuance of
   promissory
   notes from
   officers and
   employees            -        -           -          (275)               -                -
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.       -        -         354             -                -                -
Paid-in-kind
   accretion of
   preferred
   dividends            -        -           -             -                -           (6,338)
                      ---     ----    --------      --------        ---------        ---------
Balance,
   December 31,
   2000               100      $ -    $ 19,723      $ (1,097)       $ (13,038)       $ (31,148)
                      ===     ====    ========      ========        =========        =========





                     Cumulative
                     Translation             Comprehensive
                      Adjustment    Total     Income (Loss)
                     ------------  -------   --------------
Balance,
   December 31,
   1999                $  (851)    $(20,968)
Comprehensive
   income
   Net income                -          816       $  816
   Translation
     adjustment           (788)        (788)        (788)
                                                  ------
Comprehensive
   income                                         $   28
                                                  ======
Issuance of
   promissory
   notes from
   officers and
   employees                 -         (275)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.            -          354
Paid-in-kind
   accretion of
   preferred
   dividends                 -       (6,338)
                       -------     --------
Balance,
   December 31,
   2000                $(1,639)    $(27,199)
                       =======     ========



                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      (In thousands except share amounts)



                                                   Receivables
                                                    from Sale
                     Common Stock     Additional   of Holding's     Predecessor
                    ---------------    Paid In        Common           Basis        Accumulated
                    Shares  Dollars    Capital        Stock         Adjustment        Deficit
                    ------  -------   ----------   ------------     -----------     -----------
Balance,
   December 31,
   2000               100      $ -     $19,723       $(1,097)        $(13,038)       $(31,148)
Comprehensive
   income
   Net income           -        -           -             -                -           9,836
   Translation
     adjustment         -        -           -             -                -               -

Comprehensive
   income

Issuance of
   promissory
   notes from
   officers and
   employees            -        -           -          (380)               -               -
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.       -        -         420             -                -               -
Paid-in-kind
   accretion of
   preferred
   dividends            -        -           -             -                -          (7,308)
                      ---      ---     -------      --------         --------        --------
Balance,
   December 31,
   2001               100      $ -     $20,143       $(1,477)        $(13,038)       $(28,620)
                      ===      ===     =======      ========         ========        ========



                     Cumulative
                     Translation             Comprehensive
                      Adjustment    Total     Income (Loss)
                     ------------  -------   --------------
Balance,
   December 31,
   2000                 $(1,639)   $(27,199)
Comprehensive
   income
   Net income                 -       9,836      $ 9,836
   Translation
     adjustment            (129)       (129)        (129)
                                                 -------
Comprehensive
   income                                        $ 9,707
                                                 =======
Issuance of
   promissory
   notes from
   officers and
   employees                  -        (380)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.             -         420
Paid-in-kind
   accretion of
   preferred
   dividends                  -      (7,308)
                        -------    --------
Balance,
   December 31,
   2001                 $(1,768)   $(24,760)
                        =======    ========


 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


1.   ORGANIZATION AND BUSINESS:

Brand Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company" or "Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 60.0% by Credit Suisse First Boston (USA) Inc. ("CSFB") and its affiliates, 8.6% by Carlisle Enterprises, L.P. ("Carlisle"), 17.0% by Rust International Inc. ("Rust International") through its wholly owned subsidiary, Rust Industrial Services Inc. ("RIS"), and 14.4% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management Industrial Services, Inc. ("WMIS").

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

The Company operates in one segment and provides scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

The Company's services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe that a material concentration of credit risk exists, except that one customer accounted for 11%, 13% and 13% of revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Sales of Scaffolding

The Company periodically sells scaffolding to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense, the net book value of the scaffolding. Net book value is determined assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis.

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

For the years ended December 31, 2001, 2000 and 1999, depreciation expense was $23,488, $24,502 and $23,488, respectively.

Deferred Financing Costs

In connection with borrowings under the Credit Agreement ("Credit Agreement") and the February 1998 issuance of 10-1/4% Senior Notes, ("Senior Notes") the Company incurred financing fees and expenses that were deferred and are being amortized generally over 10 years. For the years ended December 31, 2001, 2000 and 1999, amortization expense related to deferred financing costs was $737, $739, and $722, respectively. Accumulated amortization related to the deferred financing costs was $3,127 and $2,387 as of December 31, 2001 and 2000, respectively.

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

Workers' Compensation and Health Benefit Liabilities

The estimates of workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of health care services and other relevant factors. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.

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

3.   NOTES RECEIVABLE:

Notes receivable result from scaffolding sales. As of December 31, 2001 and 2000, $327 and $481, respectively, of such notes maturing in two to four years were outstanding with interest rates ranging from 8.5% to 9.0%, and 8.5% to 9.0%, respectively.

4.   OTHER ASSETS:

Other assets consists of the following at December 31:


                                                                                2001        2000
                                                                             ---------   ---------

    Deferred financing costs, net                                              $ 3,317    $  4,048
    Notes receivable, net of current portion                                        28         263
    Goodwill, net of accumulated amortization of $3,382 in 2001,
        and $626 in 2000                                                         3,848       5,716
    Non-compete agreement                                                          330         510
                                                                               -------    --------
                                                                               $ 7,523    $ 10,537
                                                                               =======    ========

Goodwill was amortized using the straight-line method over five years. Amortization expense related to goodwill was $2,756, $542 and $96 for the years ended December 31, 2001, 2000 and 1999, respectively. Goodwill amortization expense for 2001 included an impairment charge of $1.4 million. During 2001, goodwill associated with one of the acquired businesses in 2000 was written down to $0 because the carrying value of the assets were below fair market value. Amortization expense related to the non-compete agreement was $181, $182 and $185 for the years ended December 31, 2001, 2000 and 1999, respectively.

5.   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The allowance for doubtful accounts consists of the following:

                                                     For the years ended December 31
                                                -----------------------------------------
                                                   2001            2000            1999
                                                ---------      ----------      ----------
Balance at beginning of year                    $    913        $   770         $   812
Additions charged to operating expenses            1,340          1,560             540
Net write-offs                                    (1,103)        (1,417)           (582)
                                                  -------       -------         -------
Balance at end of year                           $ 1,150        $   913         $   770
                                                 =======        =======         =======


6.  INCOME TAXES:

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

For the years ended December 31, 2001, 2000, and 1999, such provision consisted of a deferred domestic tax (benefit) of $440, ($666), and ($29), current foreign tax expense (benefit) of $244, $339, and ($29), and deferred foreign tax expense of ($684), $327, and $58, respectively.

The reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) to the actual provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                 2001         2000       1999
                                                              ---------     --------    --------
     Statutory federal income taxes                            $ 3,344       $ 278       $(633)
     State and local taxes, net of federal                         672         (33)        (95)
     Foreign taxes                                                (100)        151           7
     Valuation allowance                                        (4,043)       (541)        604
     Other                                                         127         145         117
                                                               -------       -----       -----
                Provision for income tax                       $     -       $   -       $   -
                                                               =======       =====       =====

The components of the net deferred income tax liability as of December 31, 2001, and 2000, are as follows:

                                                                2001        2000
                                                             --------    ---------
     Deferred tax assets:
        Accrued liabilities                                  $  5,007    $  4,271
        Property and equipment                                    954       1,791
        Net operating loss carryforward                        41,134      38,569
        Valuation allowance                                    (4,683)     (8,726)
                                                             --------    --------
                 Deferred tax assets                           42,412      35,905
                                                             --------    --------
     Deferred tax liabilities:
        Property and equipment                                (42,860)    (37,567)
                                                             --------    --------
                 Deferred tax liabilities                     (42,860)    (37,567)
                                                             --------    --------
     Deferred income tax liability, net                      $   (448)   $ (1,662)
                                                             ========    ========

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. For the years ended December 31, 2001, 2000, and 1999, the valuation allowance increased (decreased) ($4.0) million, ($0.5) million and $0.6 million, respectively. At December 31, 2001, the Company had net operating loss carryforwards, for federal income tax purposes, of $102.9 million which expire in various years between 2011 and 2021.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The major components of accounts payable and accrued expenses as of December 31, 2001 and 2000, are as follows:


                                                                  2001        2000
                                                               ----------  ----------
     Accounts payable                                           $  6,888    $  6,732
     Payroll and related accruals                                 10,201       9,776
     Workers compensation and health benefit liabilities          12,517      10,675
     Accrued interest                                              5,215       5,143
     Other                                                         2,207       2,147
                                                                --------    --------
                                                                $ 37,028    $ 34,473
                                                                ========    ========

8.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations as of December 31, 2001 and 2000, are as follows:


                                                                  2001        2000
                                                               ----------  ----------
     Notes payable                                               $ 3,119    $ 3,607
     Capital lease obligations                                     1,798      2,669
                                                                 -------    -------
                                                                   4,917      6,276
     Less-  Current portion                                        2,209      1,145
                                                                 -------    -------
                                                                 $ 2,708    $ 5,131
                                                                 =======    =======

Notes payable consist of several promissory notes with interest rates of 8.5%. Future principal payments total $1,256 for 2002, $1,038 for 2003, $660 for 2004, and $165 for 2005. See Note 10 for the amortization table of the capital lease obligations.

9.  DEBT AND BORROWING ARRANGEMENTS:

At December 31, 2001 and 2000, long-term debt consisted of the following:


                                                            2001         2000
                                                         ---------     ---------
     Revolving loan                                       $      -      $  4,125
     Term A loan, due 2002                                   9,000        17,500
     Term B loan, due 2002 through 2003                     44,413        29,825
     Senior Notes, due 2008                                130,000       130,000
                                                          --------      --------
                                                           183,413       181,450
     Less-  Current portion                                 13,150        12,925
                                                          --------      --------
                 Long-term debt                           $170,263      $168,525
                                                          ========      ========

In 1996, in connection with the Acquisition, the Company entered into a Credit Agreement which provided for Term Loan Commitments, including Revolving Loans, ("Term Loans") under Senior Secured Credit facilities totaling $160.0 million, and a Revolving Loan Commitment totaling $30.0 million (collectively, the "Credit Agreement").

In February 1998, the Company issued $130.0 million of Senior Notes due February 2008. The offering was underwritten by DLJ. The proceeds of this offering were used to repay $120.0 million of the Term Loans outstanding under the Credit Agreement. In addition, in February 1998, the Company amended the Credit Agreement to reduce the total facility to $60.0 million. The Company secured a Term B Loan commitment to enable it to make future acquisitions, repay the revolving loans and for working capital needs. Certain provisions contained in the Credit Agreement were amended to eliminate a requirement that revolving loans be periodically reduced. For the years ended December 31, 2001 and 2000, the Company had borrowed $15.0 million and $30.0 million, respectively, under the Term B loan commitment. In connection with the Credit Agreement, the Company incurred administrative and commitment fees, included in interest expense, of $173, $154, and $183 for the years ended December 31, 2001, 2000 and 1999, respectively.

Maturities of debt as of December 31, 2001, are as follows:

         Year

         2002                                    $  13,150
         2003                                       43,963
         2004                                            -
         2005                                            -
         2006                                            -
         Thereafter                                126,300
                                                 ---------
                                                 $ 183,413
                                                 =========

Interest rates are determinable under the Credit Agreement based upon certain market "Base Rates" or LIBOR, plus an "Applicable Margin" between 1.75% to 3.50%. The Applicable Margins for Tranche B and Tranche C loans are fixed while those for Tranche A loans ($9,000, $17,500 and $23,500 as of December 31, 2001, 2000 and 1999, respectively), vary, based generally on earnings performance. The average interest rate under Term Loans in effect during the years ended December 31, 2001, 2000 and 1999, was 9.63%, 10.20% and 9.87%, respectively. Interest expense on the Term Loans and the Senior Notes for the years ended December 31, 2001, 2000 and 1999 was $17,901, $16,691 and $15,499, respectively.

Revolving loan commitments equal an amount based upon an eligible borrowing base, as defined, with a maximum available limit of $30.0 million. The loan expires September 30, 2002, and interest rates are based on certain market "Base Rates" or LIBOR plus a margin of between 1.75% and 3.50% (generally based on earnings performance). At December 31, 2001 and 2000, the available borrowing base (which is net of outstanding borrowings) was $15.0 million and $12.3 million, respectively. As of December 31, 2001 and 2000, amounts borrowed under the revolving loan were $0 and $4.1 million, respectively. Interest expense on the revolving loan for the years ended December 31, 2001, 2000 and 1999 was $173, $1,213 and $509, respectively.

Substantially all assets of the Company are pledged as collateral for the Credit Agreement. In addition, the Company is required to comply with various affirmative and negative covenants in the Credit Agreement, including, among other restrictions, financial covenants requiring certain levels of net worth to be maintained and the achievement of certain financial ratios. The Company was in compliance with the various affirmative and negative covenants at December 31, 2001.

As part of the Acquisition, the Company issued a Subordinated Note ("Subordinated Note") to Rust International totaling $14.5 million due 2008. The Subordinated Note was recorded at its fair value of $4.8 million, assuming an effective interest rate of 18.00% per annum. On September 30, 1996, Holdings assumed all obligations under the Subordinated Note by making a capital contribution to the Company of $4.8 million, which is included in paid-in capital of the Company. Because Holdings has no revenue generating activities, other than its ownership of the Company, it is likely that the Company's cash flows will service all or part of Holding's obligation under the Subordinated Note. Subject to certain conditions, Holdings has the option of paying interest, calculated annually, through the issuance of additional subordinated notes in lieu of cash. Additionally, based on Holdings' financial performance, the Subordinated Note's interest and principal payments may be delayed or accelerated. The fair market value of the Subordinated Note is approximately $9.2 million and $6.2 million as of December 31, 2001 and 2000, respectively. No principal or interest cash payments were made during 2001 or 2000.

The Company was advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May, 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of December 31, 2001, and an amount equal thereto has been classified as current maturities of long-term debt on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4% Senior Notes, the Company would recognize an extraordinary gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expire one year after the dates of the May, 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to long-term debt.

10.   LEASE OBLIGATIONS:

The Company leases a portion of its operating and office facilities under operating leases. For the years ended December 31, 2001, 2000 and 1999, rent expense was $2,970, $2,564 and $1,735, respectively. The Company leases certain scaffolding equipment under capital leases. The net book value of the scaffolding equipment under capital lease was $2,559 and $2,746 as of December 31, 2001 and 2000, respectively.

The future minimum lease payments under noncancelable leases as of December 31, 2001, are as follows:

                                                           Capital    Operating
       Year                                                Leases      Leases
       ----                                                --------   ---------
       2002                                                 $1,069       $2,585
       2003                                                    859        1,912
       2004                                                      -        1,465
       2005                                                      -        1,098
       2006                                                      -        1,282
                                                            ------       ------
       Total minimum lease payments                         $1,928       $8,342
                                                                         ======
       Less-  Imputed interest component                       130
                                                            ------
       Present value of net minimum lease payments          $1,798
                                                            ======

11.  COMMITMENTS AND CONTINGENCIES:

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

The Company has available Letter of Credit Commitments in an amount not to exceed $15.0 million, of which $15.0 million, $13.5 million and $9.5 million, was outstanding with a bank at December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company paid fees related to such commitments (included in interest expense) of $414, $315 and $285, respectively.

12.  SENIOR EXCHANGEABLE PREFERRED STOCK:

The Company has authorized 1,250,000 shares and has issued and outstanding 1,042,460 of Senior Exchangeable Preferred Stock (the "Senior Preferred Stock"). The Senior Preferred Stock is mandatorily redeemable on March 31, 2008, at a redemption price equal to aggregate liquidation value plus unpaid dividends. The liquidation value of each share of Senior Preferred Stock was $25.00 at issuance. Dividends are calculated quarterly on the liquidation value of such shares (including accreted dividends) at 14.5% annually. For the five-year period ended September 30, 2001, such dividends accrete on a compounded basis and increase the liquidation value. For the years ended December 31, 2001, 2000 and 1999, dividends of $7,308, $6,338 and $5,497, respectively, were accreted. As a result of dividend accretions, the total share value of the Senior Preferred Stock was $52.81 and $45.80 for the years ended December 31, 2001 and 2000, respectively.

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

13.  STOCKHOLDER'S EQUITY (DEFICIT):

The Company has authorized, issued and outstanding 100 shares of $.01 par value common stock. All of the common stock of the Company is owned by Holdings.

14.  PARENT COMPANY TRANSACTIONS:

Holdings has authorized 20,000,000 shares and issued and outstanding 14,607,837 shares of $.01 par value common stock.

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

In 2001, in consideration for the purchase of stock under the Brand 2001 Stock Purchase Program, Holdings extended loans to the members of the Brand Advisory Team in the amount of $377 and received cash in the amount of $40. The loans earn interest at 3.0% and mature in 2006. They are secured by 164,000 shares owned by the members of the Brand Advisory Team. Additionally, in 2001, the recourse loans extended by Holdings to the members of the Brand Advisory Team in March 1997, July 1999 and June 2000, at 7.03%, 5.22% and 6.40%, respectively were consolidated into new recourse loans that earn interest at 3.0% and mature in 2006. The loans are secured by 957,240 shares owned by members of the Brand Advisory Team. In addition, a member of the Brand Advisory Team exercised stock options during 2001 in exchange for a recourse loan in the amount of $3.

In 1997, the Board of Directors of Holdings approved a stock option plan ("the Plan") for key employees of the Company. During 1998 and 1997, Holdings granted certain employees options to acquire 109,000 and 963,500 shares of Holding's common stock, respectively. These options were granted with an exercise price of $1.00 per share, which management believes approximated the fair value of Holdings' common stock at the date of grant. During 2001 and 2000, Holdings granted certain members of management and the Board of Directors options to acquire 131,000 and 25,000 shares, respectively, of Holdings common stock. The options vest over a maximum of ten years and a minimum of five years provided certain performance criteria are met. Unvested options are subject to forfeiture, upon employee termination, as defined in the Plan. Additionally, any shares acquired upon exercise are subject to repurchase rights of the Company upon termination of employment, as defined in the Plan. Upon a change of control, as defined in the Plan, all unvested options will vest. The weighted average exercise price for the options outstanding as of December 31, 2000 and 1999 was $1.03 and $1.00, respectively.

Stock option transactions under the Plan for 2001, 2000 and 1999 are summarized below:


                                                     2001               2001               2000                 1999
                                                  Number of       Weighted average       Number of           Number of
                                                    Shares         exercise price         Shares               Shares
---------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year            284,050         $     1.03            269,800            1,013,500

Options granted                                     131,000               2.55             25,000                    -

Options canceled                                      5,250               1.00              9,750               98,000

Options exercised                                     7,700               1.00              1,000              645,700
---------------------------------------------------------------------------------------------------------------------------

Options outstanding at end of year                  402,100               1.53            284,050              269,800
---------------------------------------------------------------------------------------------------------------------------

Exercisable at end of year                          284,800          $    1.43            201,500              160,020
---------------------------------------------------------------------------------------------------------------------------

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

        Net Income (Loss)             2001         2000         1999
        -----------------            ------       ------      --------

        As reported                   9,836         $816       $(1,863)
        Pro forma                     9,694          787        (1,916)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the 2001 stock options: dividend yield of 0%, expected volatility of 20%, risk-free interest rate of 5.0% and an expected life of ten years. For the 2000 stock option grant, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.1% and an expected life of ten years. The fair value of the options granted in 2001 and 2000 were $1.15 and $0.87 per option, respectively.

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

15.  RELATED-PARTY TRANSACTIONS:

Certain shareholders of Holdings receive a quarterly Management Advisory Fee in return for management, advisory and other services rendered. Such fees totaled $500 each year, for the years ended December 31, 2001, 2000 and 1999.

In connection with the Acquisition, the Company entered into a Transitional Services Agreement with WMIS and Rust International. In consideration of certain services to be rendered by the Company and the licenses and preferred customer status granted by the Company, WMIS paid to the Company $725 per quarter through September 30, 1999 ($8.7 million in total). The Company recorded $7,438 as a note receivable from WMIS in purchase accounting. The payments were recorded as a reduction to the Company's operating expenses in the period the aforementioned services were provided. For the year ended December 31, 1999, the Company received $2,175 that retired the outstanding notes receivable.

16.  EMPLOYEE BENEFIT PLAN:

In 1997, the Company established the Brandshare 401(k) Savings Plan and Profit Sharing Plan ("401(k) Plan"). Substantially all employees are eligible to participate in the Plan, after one year of service. Participants may elect to defer 2% to 15% of their salary, up to the Internal Revenue Service limitation. The Company, at its sole discretion, may make matching contributions to the 401(k) Plan. For the years ended December 31, 2001, 2000 and 1999, the Company expensed $411, $383 and $359, respectively, for contributions to the 401(k) Plan.

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

14.5% Senior Exchangeable Preferred Stock - The fair value of the 14.5% Senior Exchangeable Preferred Stock is based on market rates obtained from dealers.

The carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000, are as follows:

                                                                    2001                       2000
                                                            ----------------------------------------------
                                                            Carrying       Fair       Carrying       Fair
                                                             Amount        Value       Amount        Value
                                                             ------     -----------    ------     --------
     Cash and cash equivalents                              $  12,660     $  12,660   $  3,139    $  3,139
     Notes receivable                                             327           327        481         481
     Revolving loan                                                 -             -      4,125       4,125
     Term loans                                                53,413        53,413     47,325      47,325
     Senior notes                                             130,000       122,200    130,000     117,650
     Notes payable and capital lease obligations                4,917         4,917      6,276       6,276
     14.5% senior exchangeable preferred stock                 55,050        46,911     47,742      31,274

18.   ACQUISITIONS:

In December 2001, the Company purchased the scaffolding business of United Rentals, Inc. for an aggregate purchase price of $3.8 million in cash and $0.5 million in a note payable, which was entirely allocated to property and equipment. The purchase price approximated the fair market value of the assets purchased. The allocation of the purchase price for this acquisition is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of acquisition.
                                      F-20

During 2000, the Company acquired four companies in four separate transactions for an aggregate purchase price of $11.0 million in cash, $3.3 million in notes payable, and $3.0 million of possible future payments conditioned upon the operating results of two of the acquired companies. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. In connection with the acquisitions, the Company recorded goodwill in the amount of $6.0 million based upon the allocation of the purchase prices of the acquisitions. Each of the above acquisitions was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the respective date of acquisition.

19.  NEW ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 for its December 2001 acquisition.

SFAS No. 142 will be implemented by the Company on January 1, 2002. Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Goodwill amortization for the year ended December 31, 2001 was $2.8 million, inclusive of an impairment charge of $1.4 million. During 2002, the Company will evaluate its goodwill for impairment under the provisions of SFAS No. 142.

Under SFAS No. 143, "Accounting for Asset Retirement Obligations", the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

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

          Date:   March 18, 2002


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



         Signature                                              Title                                      Date
         ---------                                              -----                                      ----


   /s/  JOHN M. MONTER                     Director, Chief Executive Officer, President               March 18, 2002
------------------------------------       (Principal Executive Officer) and Chairman of
         John M. Monter                    the Board


   /S/  JEFFREY W. PETERSON                Chief Financial Officer, Vice President, Finance           March 18, 2002
------------------------------------       (Principal Financial Officer and Principal
         Jeffrey W. Peterson               Accounting Officer)


                                           Director
------------------------------------
         Ari Benacerraf

             *                             Director                                                   March 18, 2002
------------------------------------
         Robert Bonczek

             *                             Director                                                   March 18, 2002
------------------------------------
       James B. Carlisle

                                           Director
------------------------------------
         Cherie C. Rice

             *                             Director                                                   March 18, 2002
------------------------------------
         Vincent Langone

                                           Director
------------------------------------
         Karl R. Wyss


*By:  /s/  IAN R. ALEXANDER                                                                           March 18, 2002
     -------------------------------
         Ian R. Alexander
         as Attorney-in-Fact



Exhibit
Number                                                         Description
-------                                                        -----------
3.1  -   Certificate of Incorporation of the Registrant(1)
3.2  -   Certificate of Amendment of Certificate of Incorporation of the Registrant(1)
3.3  -   Amended and Restated By-Laws of Brand Services, Inc.(1)
4.1  -   Amended and Restated Certificate of Designations,  Preferences and Rights of 14.5% Senior Exchangeable
         Preferred Stock due 2008 (the "Senior Preferred Stock")(1)
4.2  -   Amended and Restated Shareholders Agreement dated as of September 30, 1996, among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ
         Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., Carlisle-Brand
         Investors, L.P., Rust Industrial Services Inc., DLJ Brand Holdings, Inc.
         ("Holdings"), Brand Services, Inc. and Certain Individuals(1)
4.3  -   Stock Option Agreement dated as of March 4, 1997, between Holdings and Carlisle Group, L.P.(1)
4.4  -   Indenture dated as of February 25, 1998, between the Company, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company's 10-1/4% Senior Notes due 2008 ("Senior Notes")(1)
4.5  -   Registration Rights Agreement, dated as of February 25, 1998, between the Company and Donaldson
         Lufkin & Jenrette Securities Corporation ("DLJSC"), as initial purchaser, relating to the Notes(1)
4.6  -   Registration Rights Agreement dated as of March 2, 1998, by and between the Company and DLJSC, relating to the Senior Preferred Stock(1)
4.7  -   Form of Indenture relating to the Company's 14.5% Senior Subordinated Exchange Debentures due 2008 (1)
10.1 -   Credit Agreement dated as of September 30, 1996, among Brand Services, Inc., the banks party thereto,
         DLJ Capital, as Syndication Agent, and Bank of America, as Administrative Agent(1)
10.2 -   Purchase Agreement dated as of February 25, 1998, by and between the Company and DLJSC, as initial purchaser, relating to the Senior Notes(1)
10.3 -   The Amended and Restated Transaction Agreement dated as of September 18, 1996 among DLJ Merchant
         Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant
         Banking Funding, Inc., Carlisle Enterprises, L.P., Holdings, the Company, Brand Scaffold Builders, Inc.,
         Brand Scaffold Rental & Erection, Inc. 702569 Alberta Ltd., Rust International Inc., Rust Industrial Services
         Inc., Rust Scaffold Services Inc., Rust Scaffold Builders Inc., and Rust Scaffold & Erection Inc.(1)
10.4 -   Amended Employment Agreement dated as of June 30,2000, between the Company and John M. Monter(2)
10.5 -   Employment Agreements dated as of April 1, 2001, between the Company and members of the Brand Advisory Team(2)
12   -   Ratio of Earnings to Fixed Charges Calculation(2)
21   -   Subsidiaries of the Registrant(1)

(1) Incorporated herein by reference to exhibit of the same number in the Registrant's Registration Statement on Form S-1, Registration Number 333-56817.
(2)  Filed herewith