Form 10-K/A
period 2001-12-31
BRAND SERVICES
filed 2002-04-16
CIK 1062742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                            FOR THE FISCAL YEAR ENDED
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

                       Yes   X    No
                           -----     -----

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
                CLASS                               APRIL 15, 2002
                -----                               --------------
         BRAND SERVICES, INC.
    COMMON STOCK, $0.01 PAR VALUE                     100 SHARES

          STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

         This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," and "should." These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1 and in our management's discussion and analysis of financial condition and results of operation in Item 7 of this report


ITEM 1.  BUSINESS (DOLLARS IN THOUSANDS)

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

                                                              (unaudited)
                                                         Year Ended December 31


                                 2001            2000            1999            1998             1997
                             ------------    ------------    ------------    ------------     ------------
                                                         (Dollars in Thousands)
INCOME STATEMENT DATA

Revenue                         $305,089       $ 264,066       $ 218,916       $ 205,304         $ 160,660
Operating expenses               232,292         203,689         171,630         157,673           122,638
                             ------------    ------------    ------------    ------------     ------------
   Gross profit                   72,797          60,377          47,286          47,631            38,022

Selling and administrative
   expenses                       42,773          39,242          31,550          29,568            25,840
Nonrecurring start-up
   expenses                            -               -               -               -             2,498
                             ------------    ------------    ------------    ------------     ------------

Operating income                  30,024          21,135          15,736          18,063             9,684

Interest expense                  20,797          20,414          17,758          17,728            15,422
Interest income                     (609)            (95)           (159)           (249)             (397)
                             ------------    ------------    ------------    ------------     ------------

Income (loss) before
   Provision for income tax        9,836             816          (1,863)            584            (5,341)

Provision for income tax               -               -               -               -                 -
Extraordinary loss on debt
   extinguishment                      -               -               -           4,329                 -
                              ----------     ------------    ------------    ------------     ------------

      Net income (loss)       $    9,836      $      816       $  (1,863)     $   (3,745)       $   (5,341)

Less: Accretion of
   preferred stock
   dividends                      (7,308)         (6,338)         (5,497)         (4,767)           (4,172)
                              ----------     ------------    ------------    ------------     ------------
Net income (loss)
   applicable to common
   stock                           2,528          (5,522)         (7,360)         (8,512)           (9,513)
                              ==========     ===========     ===========     ===========      ============

EBITDA (1)                       $56,640        $ 46,554       $  39,505       $  34,572        $   22,009

Net cash provided by
    (used for)
    Operating activities          32,312          23,123          21,148          26,753            11,983
    Investing activities         (23,435)        (43,146)        (23,097)        (24,876)          (12,496)
    Financing activities             644          22,918            (932)           (969)           (2,151)
Depreciation and
   amortization                   27,162          25,964          24,491          17,234            13,294
Cash interest expense (2)         20,251          19,869          17,036          17,004            14,453
Capital expenditures, net
   of sales of scaffolding        16,765          29,122          19,642          14,831             9,720
Ratio of earnings to fixed
   charges and preferred
   stock dividends (3)              1.1x            0.8x            0.7x             0.8x              0.5x

                                                                                     December 31
                                                           ------------------------------------------------------------------
                                                              2001         2000         1999         1998         1997
                                                              ----         ----         ----         ----         ----
                                                                                (Dollars in Thousands)
BALANCE SHEET DATA:

Working capital                                                $22,542    $   9,757    $   5,553    $  12,080   $    4,207
Total assets                                                   257,436      246,249      210,872      211,060      197,543
Long-term debt (including current portion and revolving
   loan)                                                       183,413      181,450      157,460      158,500      154,250
Notes payable and capital lease obligation (including
   current portion)                                              4,917        6,276        4,402        5,007            -
14.5% senior exchangeable preferred stock                       55,050       47,742       41,404       35,907       31,140
Stockholder's equity (deficit)                                 (24,760)     (27,199)     (20,968)     (14,483)      (5,176)

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

Results of Operations


                     Summary of Historical Financial Results
                                 (In thousands)

                                                                            Year Ended December 31

                                                                     2001            2000             1999
                                                                     ----            ----             ----
     Income Statement Data:
     Revenue:
       Labor                                                     $   226,099     $   189,891      $   158,532
       Equipment rental                                               68,130          67,060           54,653
       Equipment sales                                                10,860           7,115            5,731
                                                                ------------    ------------     ------------
     Total revenue                                                   305,089         264,066          218,916
     Operating expenses:
       Labor                                                         182,672         155,081          130,237
       Equipment rental                                               26,042          27,412           25,190
       Equipment sales                                                 6,853           4,827            4,140
       Divisional operating expenses                                  16,725          16,369           12,063
                                                                ------------    ------------     ------------
     Total operating expenses                                        232,292         203,689          171,630
                                                                ------------    ------------     ------------
              Gross profit                                            72,797          60,377           47,286

     Selling and administrative expenses                              42,773          39,242           31,550
                                                                ------------    ------------     ------------
              Operating income                                        30,024          21,135           15,736

     Interest expense                                                 20,797          20,414           17,758
     Interest income                                                    (609)            (95)            (159)
                                                                ------------    ------------     ------------
              Income (loss) before provision for income tax            9,836              816          (1,863)

     Provision for income tax                                              -               -                -
                                                                ------------    ------------     ------------
                    Net income (loss)                                  9,836             816           (1,863)

     Less-  Accretion of preferred stock dividends                    (7,308)         (6,338)          (5,497)
                                                                ------------    ------------     ------------
              Net income (loss) applicable to common stock       $     2,528     $    (5,522)     $    (7,360)
                                                                ------------    ------------     ------------
     Other Data:
     EBITDA (1)                                                  $    56,640     $    46,554      $    39,505
                                                                ============    ============     ============
     Net cash provided by (used for):

              Operating activities                               $    32,312     $    23,123      $    21,148
              Investing activities                                   (23,435)        (43,146)         (23,097)
              Financing activities                                       644          22,918             (932)

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

Contractual Obligations

The following is a summary of contractual cash obligations (dollars in thousands):


                                                                       Payments due in:

                                               Total         2002           2003      2004          2005   After 5 years
                                               -----         ----           ----      ----          ----   -------------

Term A Loan                                    9,000        9,000              -                       -               -
                                                                                         -
Term B Loan                                   44,413          450         43,963         -             -               -
Senior Notes                                 130,000        3,700              -                       -         126,300
                                                                                         -
Capital Leases                                 1,928        1,069            859                       -               -
                                                                                         -
Operating Leases                               8,342        2,585          1,912     1,465         1,098           1,282
Notes Payable                                  3,119        1,256          1,038       660           165               -
                                               -----        -----          -----       ---           ---        --------
Total Contractual Cash Obligations           196,802       18,060         47,772     2,125         1,263         127,582
                                             =======      =======        =======    ======       =======         =======


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

See "Index to Financial Statements and Financial Statement Schedules" on Page
F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to directors and executive officers of the Company as of March 29, 2002. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.


               Name                  Age                            Position and Offices
               ----                  ---                            --------------------


     John M. Monter                   54       Chairman, Chief Executive Officer, President and Director
     Ian R. Alexander                 55       Vice President, Business Development
     Jeffrey W. Peterson              43       Chief Financial Officer and Vice President, Finance
     Raymond L. Edwards               48       Vice President, Administration and Secretary
     Guy S. Huelat                    40       Vice President, Resource Management
     Scott M. Robinson                54       Vice President, Operations-Southwest Region
     David R. Cichy                   51       Vice President, Operations-Northern Region
     James "Marty" McGee              45       Vice President, Operations-Southeast Region
     Ari Benacerraf                   39       Director
     Robert Bonczek                   56       Director
     James S. Carlisle                59       Director
     Thompson Dean                    44       Director
     Cherie C. Rice                   39       Director
     Karl R. Wyss                     61       Director


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

Ari Benacerraf, Director: Mr. Benacerraf has been a Managing Director of DLJ Merchant Banking, Inc. since 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Benacerraf serves as director of Frontier Drilling ASA and Localiza Rent-a-Car S. A. Mr. Benacerraf became a Director of the Company in April 2001.

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

James S. Carlisle, Director: Mr. Carlisle has been Chief Executive Officer of Carlisle Enterprises LLC, a Fprivate equity investment firm engaged in the acquisition and management of leveraged buyout companies since 1989, and has been a director of the Company since the Acquisition.

Thompson Dean, Director: Mr. Dean has been a Managing Director of CSFB since joining CSFB in November 2000. Mr. Dean serves as Chairman of the Board of Arcade Holding Corporation, DeCrane Aircraft Holdings, Inc. and Von Hoffmann Press, Inc. He has served in various capacities since joining DLJ Merchant Banking Group in 1988. Prior to joining DLJ, Mr. Dean was Vice President in the special finance group with Goldman Sachs & Co. Mr. Dean became a Director in 2002.

Cherie C. Rice, Director: Ms. Rice has been with Waste Management since November 1985, and has been in her current role as Vice President, Investor Relations of Waste Management, Inc since July 1997. During her 16 year career with the company, she worked her way up through the field operations' finance and accounting ranks, spending several years in field financial positions, including three years as an Area Vice President and Controller based in Atlanta, Georgia. Prior to joining Waste Management, Ms. Rice worked for Tektronix, Inc. as a financial analyst. Ms. Rice became a Director of the Company in February, 2002.

Karl R. Wyss, Director: Mr. Wyss is the Chairman and Chief Executive Officer of Thermadyne Holding Corporation. Prior to joining Thermadyne, Mr. Wyss held the position of Managing Director and Operating Partner with DLJ's Merchant Banking Group ("DLJMB"). Prior to joining DLJMB in 1993, he was Chairman and Chief Executive Officer of Lear Siegler Inc. from 1989 to 1993. He serves on the boards of CommVault Systems, Inc., EZ Buy & EZ Sell Recycler Corp., Localiza Rent A Car S.A., OSF, Inc., Manufacturer's Services Limited, Pharmaceutical Fine Chemicals, S.A. and Von Hoffman Press, Inc. Mr. Wyss has been a Director of the Company since the Acquisition.

In accordance with the shareholders agreement described in item 13, Messrs. Monter, Benacerraf, Bonczek, Dean and Wyss have been designated by DLJMB, a subsidiary of Credit Suisse First Boston; Mr. Carlisle has been designated by Carlisle Enterprises, LLC, and Ms. Rice has been designated by RIS, an indirect subsidiary of Waste Management, Inc.

Compensation of Directors

Directors of the Company do not receive cash compensation for serving as directors; however, directors who were not employees of Holdings, the Company or any of their institutional shareholders, have been awarded options to purchase shares of the common stock of Holdings at fair market value at date of grant as determined by the Board of Directors. As of December 31, 2001, options to such unaffiliated directors were outstanding for an aggregate of 170,000 shares of common stock at a weighted average price of $1.66 per share. Options covering 95,000 of such shares were exercisable at December 31, 2001. The remaining options are scheduled to become exercisable in 2002 through 2004 but may vest earlier in certain circumstances.

ITEM 11.  EXECUTIVE COMPENSATION


The information contained in Item 11 is not presented in thousands of dollars.

Compensation Committee

Compensation of the Company's management is determined by a committee comprised of Messrs. Carlisle and Wyss.

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2001, 2000 and 1999:

Summary Compensation Table


                                                                                                    Company's
                                                                                   Other         matching 401-K
                                                         Salary      Bonus        Compensation    contribution
       Name and Principal Position                         ($)         ($)          ($)                ($)
       ----------------------------                      ------     ------        ------------    ------------



John M. Monter,                                  2001    406,016     487,200        14,962            1,700
Chief Executive Officer                          2000    388,270     417,690        15,361            1,700
                                                 1999    375,000     283,263        14,452            1,600

Ian R. Alexander,                                2001    121,842     146,211             -            1,700
Vice President, Business Development             2000    187,470     203,585             -            1,700
                                                 1999    180,253     136,157             -            1,600

Jeffrey W. Peterson, Chief Financial             2001    136,188     138,500             -            1,700
Officer, Vice President, Finance                 2000    119,995      45,180             -            1,700
                                                 1999    104,000      26,469             -            1,600

Raymond L. Edwards,                              2001    163,155     195,786             -            1,700
Vice President, Administration                   2000    155,376     171,077             -            1,700
                                                 1999    149,406     112,856             -            1,600

Guy S. Huelat,                                   2001    153,546     184,255             -            1,700
Vice President, Resource Management              2000    144,165     160,898             -            1,700
                                                 1999    133,494     102,172             -            1,600

Scott M. Robinson,                               2001    161,283     193,540             -            1,700
Vice President Operations -                      2000    153,608     174,837             -            1,700
Southwest Region                                 1999    148,408      40,000         1,454            1,600

David R. Cichy,                                  2001    153,005     183,600         6,300            1,700
Vice President Operations -                      2000    145,018     160,889         6,300            1,700
Northern Region                                  1999    127,213     133,269         6,058            1,600

James "Marty" McGee,                             2001    155,834     187,000             -            1,700
Vice President Operations -                      2000    147,014     136,241             -            1,700
Southeast Region                                 1999    140,005     106,567             -            1,600


The individuals named in the foregoing table are collectively referred to as the Brand Advisory Team.

Equity Incentive and Stock Options

In addition to compensation reflected in the foregoing table, Holdings has adopted equity incentive plans pursuant to which members of the Brand Advisory Team and other employees of the Company have been permitted to purchase shares (or have been granted options to acquire shares) of Holdings' common stock at prices equal to the fair market value of such stock as of the date of grant.

During 2001, members of the Brand Advisory Team were granted purchase rights at $2.55 per share of Holdings' common stock as set forth in the following table. The table also reflects the number of shares subject to options, if any, held by the Brand Advisory Team as of December 31, 2001:



                                                2001 Purchase Rights
                                                --------------------
                                                                                            Shares Subject to
                Name               Number of            Shares       Shares Subject            Option at
                ----                Shares            Purchased        to Option            December 31, 2001
                                   ----------         ---------      --------------         -----------------

     John M. Monter                   70,000            70,000             -                   -
     Ian R. Alexander                 10,000            10,000             -               40,000 (1)
     Jeffrey W. Peterson              40,000            40,000             -                  900 (2)
     Raymond L. Edwards               22,000            22,000             -                   -
     Guy S. Huelat                    22,000            22,000             -                   -
     Scott M. Robinson                22,000              -              22,000            22,000 (3)
     David R. Cichy                   22,000              -              22,000            22,000 (3)
     James "Marty" McGee              22,000              -              22,000            22,000 (3)


(1)  32,000 of such shares were exercisable at December 31, 2001.
(2)  None of such shares were exercisable at December 31, 2001.
(3)  All shares were exercisable at December 31, 2001.

In connection with the exercise, in 1999, of options originally granted during 1997 and 1998, certain members of the Brand Advisory Team entered into restricted stock agreements ("RSAs") with Holdings, pursuant to which a portion of the shares acquired upon exercise of the options would be subject to forfeiture in the event of a termination of employment prior to full vesting under the terms of the RSAs. Annual vesting of the shares subject to the RSAs was dependent upon the achievement of annual operating budgets or other targets established by the board of directors. As of December 31, 2001, vesting under the RSAs was complete and the forfeiture restrictions applicable to the remaining 20% of the shares originally subject to the RSAs expired. The total number of shares of Holdings common stock originally covered by the RSAs held by members of the Brand Advisory Team is as follows: John M. Monter, 437,500; Raymond L. Edwards, 42,000; Guy S. Huelat, 42,000; Scott M. Robinson, 40,000; David R. Cichy, 40,000; and James "Marty" McGee, 42,000.

Shares of Holdings common stock owned by members of the Brand Advisory Team and other employees of the Company are subject to the terms of the Shareholders Agreement dated as of September 30, 1996 among Holdings and its institutional shareholders. Such shares are subject to repurchase at the option of Holdings at fair market value under certain circumstances, including termination of employment (unless the common stock of Holdings is publicly held).

During 2001, in connection with the purchase of certain shares pursuant to the foregoing equity incentives and stock option programs, Holdings has extended loans to members of the Brand Advisory Team as follows: John M. Monter, $160,650; Ian R. Alexander, $22,950; Jeffrey W. Peterson, $95,040; Raymond L. Edwards, $50,490; and Guy S. Huelat, $50,490. Such loans are represented by recourse notes and are secured by the respective shares of common stock purchased with the proceeds. Also during 2001, members of the Brand Advisory Team executed new, consolidated notes in respect of prior loans made by Holdings relating to the purchase of shares, and exercise of options, relating to Holdings' common stock. Such consolidated notes are also on a recourse basis and secured by the respective shares of common stock purchased with the proceeds. The indebtedness due Holdings under the consolidated notes is as follows: John
M. Monter, $629,480; Raymond L. Edwards, $95,130; Guy S. Huelat, $95,130; Scott
M. Robinson, $93,530; David R. Cichy, $93,530; and James "Marty" McGee, $90,120. All of such notes remained outstanding at December 31, 2001. Both the 2001 notes and the consolidated notes bear interest at the rate of 3% per annum and mature in 2006. The aggregate outstanding indebtedness of $1,476,540 due Holdings pursuant to the 2001 notes and the consolidated notes is secured by an aggregate of 1,121,240 of the shares of Holdings' common stock held by members of the Brand Advisory Team.

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

Each of the other members of the Brand Advisory Team has entered into an employment agreement with the Company for terms currently effective through March 31, 2003. The agreement is automatically extended thereafter for one year terms unless a written notice to terminate is provided by the Company not less than 30 days nor more than 60 days prior to the end of the then current term. The Brand Advisory Team members' receipt of post termination severance benefits are conditioned upon the member releasing the Company from certain potential claims and upon the individual's compliance with confidentiality and non-competition provisions included in the employment agreements. In the event of a change of control of the Company during the term of the agreements, the term is extended for a two year period to assure the Company or its successor of the continued availability of the Brand Advisory Team members during such period and the executives receive severance protection (other than for cause) during such extended term.

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


                                                                   Number of Shares             Percentage
     Name and Address of Beneficial Owner                          of Common Stock                of Class
     ------------------------------------                          ---------------              ----------

     Credit Suisse First Boston (USA), Inc. (1)                        8,762,500                     60.0%
     11 Madison Avenue, 16th Floor
     New York, New York 10010
     Waste Management, Inc.(2)                                         2,487,500                     17.0%
     1001 Fannin
     Houston, Texas 77002
     Carlisle Enterprises, LLC.(3)                                     1,297,500(4)                   8.9%
     7777 Fay Avenue
     La Jolla, California 92037
     John M. Monter                                                    1,007,906                      6.9%
     15450 S. Outer Highway 40, Suite 270
     Chesterfield, MO 63017
     All directors and officers as a group (5)(6)                      2,127,486(5)                  14.4%



(1) Consists of shares held by DLJMB, DLJ Offshore Partners, C.V. ("Offshore"), DLJ Merchant Banking Funding, Inc. ("Funding") and DLJ International Partners, C.V. ("International"), each of which is affiliated with and directly and indirectly controlled by Credit Suisse First Boston (USA) Inc. ("CSFB"). See "Certain Relationships and Related Transactions." The address of each of Offshore and International is John B. Gorsivaweg, 6 Willemstad, Curacao, Netherlands Antilles. As a general partner of DLJMB, Offshore and International, DLJMB, Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore and International, and as the parent of each of DLJMB, Inc. and Funding, Credit Suisse First Boston (USA), Inc. may be deemed to beneficially own indirectly all of the shares held by DLJMB, Offshore, International and Funding.
(2) Shares are held by Rust Industrial Services, Inc., a wholly owned subsidiary of Rust International, which is majority owned by WMIS, a subsidiary of Waste Management, Inc.
(3) Shares are held by Carlisle-Brand Investors, L.P. of which the general partner is Carlisle Group, L.P. Carlisle Enterprises, LLC is the general partner of Carlisle Group, L.P.
(4) Includes 47,500 shares issuable upon the exercise of currently exercisable options held by Carlisle Group. Does not include an additional 871,250 shares issuable upon exercise of options not currently exercisable and which will not become exercisable within 60 days of the date of this report.
(5) Includes shares owned by Mr. John M. Monter, President and Chief Executive Officer of Brand. Does not include shares deemed beneficially owned by CSFB, Waste Management or Carlisle Enterprises, LLC. (6) Does not include shares which may be purchased upon options which are not currently vested or not becoming vested within 60 days of the date of this report.

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

Holdings has entered into a stock option agreement with Carlisle Group. The stock option agreement gives Carlisle Group the right to acquire up to 918,750 shares of the common stock of Holdings for $1.00 per share. The exact number of shares that may be acquired pursuant to the stock option agreement depends upon Holdings' financial performance, equity financings by Holdings and other factors. Carlisle Group's rights under the stock option agreement vest progressively throughout the term of the agreement. As of December 31, 2001, options to acquire 47,500 of such shares had become vested. The stock option agreement will terminate on or, under certain circumstances, before September 30, 2006.

DLJ Capital, the Syndication Agent and a lender under the Credit Agreement, is an affiliate of DLJMB and DLJSC, which are now controlled by CSFB. The proceeds from the sale of the Senior Notes were used to repay indebtedness under the Credit Agreement, $1.6 million of which was owed to DLJ Capital. In connection with an amendment to the existing Credit Agreement, the Company paid customary fees to DLJ Capital, as the Syndication Agent and as a lender under the Credit Agreement.

Information regarding the indebtedness of the members of the Brand Advisory Team to the Company is included in Item 11 above.

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



ARTHUR ANDERSEN LLP



St. Louis, Missouri
March 8, 2002

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                       ---------------------------------------------------

                                                                            2001             2000              1999
                                                                            ----             ----              ----

Revenue:
  Labor                                                                    $ 226,099        $ 189,891         $ 158,532
  Equipment rental                                                            68,130           67,060            54,653
  Equipment sales                                                             10,860            7,115             5,731
                                                                        ------------     ------------      ------------
 Total revenues                                                              305,089          264,066           218,916
                                                                        ------------     ------------      ------------
Operating expenses:
  Labor                                                                      182,672          155,081           130,237
  Equipment rental                                                            26,042           27,412            25,190
  Equipment sales                                                              6,853            4,827             4,140
  Divisional operating expenses                                               16,725           16,369            12,063
                                                                        ------------     ------------      ------------
Total operating expenses                                                     232,292          203,689           171,630
                                                                        ------------     ------------      ------------
           Gross profit                                                       72,797           60,377            47,286

Selling and administrative expenses                                           42,773           39,242            31,550
                                                                        ------------     ------------      ------------
           Operating income                                                   30,024           21,135            15,736

Interest expense                                                              20,797           20,414            17,758
Interest income                                                                 (609)             (95)             (159)
                                                                        ------------     ------------      ------------
           Income (loss) before provision for income tax                       9,836              816            (1,863)

Provision for income tax                                                           -                -                 -
                                                                        ------------     ------------      ------------
         Net income (loss)                                                     9,836              816            (1,863)

Less-  Accretion of preferred stock dividends                                 (7,308)          (6,338)           (5,497)
                                                                        ------------     ------------      ------------
         Net income (loss) applicable to common stock                      $   2,528        $  (5,522)      $    (7,360)
                                                                        ============     ============      ============



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)


                                                                                        December 31,     December 31,
                                                                                            2001             2000
                                                                                        -----------      -----------

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                             $    12,660       $    3,139
   Trade accounts receivable, net of allowance for doubtful accounts of $1,150 in
     2001, and $913 in 2000                                                                   53,175           46,016
   Costs and estimated earnings in excess of billings on uncompleted contracts                 2,130            3,218
   Notes receivable, current portion                                                             299              218
   Other current assets                                                                        8,005            7,554
                                                                                        ------------     ------------
           Total current assets                                                               76,269           60,145
                                                                                        ------------     ------------
PROPERTY AND EQUIPMENT:
   Land                                                                                        1,721            1,716
   Buildings                                                                                   3,627            3,227
   Vehicles and other equipment                                                               34,542           33,076
   Scaffolding equipment                                                                     216,776          201,825
   Leasehold improvements                                                                        881              893
                                                                                        ------------     ------------
           Total property and equipment, at cost                                             257,547          240,737

   Less-  Accumulated depreciation and amortization                                           83,903           65,170
                                                                                        ------------     ------------
           Total property and equipment, net                                                 173,644          175,567
                                                                                        ------------     ------------

OTHER ASSETS                                                                                   7,523           10,537
                                                                                        ------------     ------------
           Total assets                                                                  $   257,436       $  246,249
                                                                                        ============     ============







                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)
                     (In thousands except per share amounts)


                                                                                        December 31,     December 31,
                                                                                            2001             2000
                                                                                        ------------     ------------


                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Revolving loan                                                                        $         -       $    4,125
   Current maturities of long-term debt                                                       13,150            8,800
   Notes payable and capital lease obligations, current portion                                2,209            1,145
   Accounts payable and accrued expenses                                                      37,028           34,473
   Billings in excess of costs and estimated earnings on uncompleted contracts                 1,340            1,845
                                                                                        ------------     ------------
           Total current liabilities                                                          53,727           50,388
                                                                                        ------------     ------------

LONG-TERM DEBT                                                                               170,263          168,525
                                                                                        ------------     ------------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                                    2,708            5,131
                                                                                        ------------     ------------

DEFERRED INCOME TAXES                                                                            448            1,662
                                                                                        ------------     ------------
14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value, 1,250,000 shares
   authorized, 1,042,460 issued and outstanding                                               55,050           47,742
                                                                                        ------------     ------------
STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $0.01 par value, 100 shares authorized, issued and outstanding                    -                -
   Paid-in capital                                                                            20,143           19,723
   Receivables from sale of Holdings' common stock                                            (1,477)          (1,097)
   Predecessor basis adjustment                                                              (13,038)         (13,038)
   Cumulative translation adjustment                                                          (1,768)          (1,639)
   Accumulated deficit                                                                       (28,620)         (31,148)
                                                                                        ------------     ------------
           Total stockholder's deficit                                                       (24,760)         (27,199)
                                                                                        ------------     ------------
           Total liabilities and stockholder's deficit                                   $   257,436       $  246,249
                                                                                        ============     ============







The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                       ---------------------------------------------------

                                                                            2001             2000              1999
                                                                          -------          -------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   9,836         $     816        $  (1,863)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Deferred income tax provision (benefit)                                 (244)             (339)              29
       Depreciation and amortization                                         27,162            25,964           24,491
       Changes in operating assets and liabilities-
         Trade accounts receivable, net                                      (7,159)           (8,134)          (5,861)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                              1,088            (1,432)             270
         Notes receivable                                                       154               190              220
         Other current assets                                                  (451)           (4,110)             (33)
         Scaffolding equipment                                                1,744             4,827            4,140
         Accounts payable and accrued expenses                                2,555             8,230            2,194
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                               (505)            1,114              (69)
       Other                                                                 (1,868)           (4,003)          (2,370)
                                                                         ----------        ----------      -----------
           Net cash provided by operating activities                         32,312            23,123           21,148
                                                                         ----------        ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (19,635)          (32,234)         (23,452)
   Receipts on note receivable from WMIS                                          -                 -            2,175
   Proceeds from sales of property and equipment other than
     scaffolding                                                                  -                43               55
   Payments for acquisitions                                                 (3,800)          (10,955)          (1,875)
                                                                         ----------        ----------      -----------
           Net cash used for investing activities                           (23,435)          (43,146)         (23,097)
                                                                         ----------        ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                              15,000            30,000                -
   Payments of long-term debt                                                (8,912)           (6,175)          (5,000)
   Capital contribution from Holdings                                            40               354              713
   (Payments) borrowings of revolving loans                                  (4,125)              165            3,960
   Payments on capital lease obligations                                     (1,359)           (1,426)            (605)
                                                                         ----------        ----------      -----------
         Net cash provided by (used for) financing activities                   644            22,918             (932)
                                                                         ----------        ----------      -----------




                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                       ---------------------------------------------------
                                                                            2001             2000              1999
                                                                            ----             ----              ----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             $  9,521        $  2,895          $ (2,881)

CASH AND CASH EQUIVALENTS, beginning of period                               3,139             244             3,125
                                                                          --------        --------          --------
CASH AND CASH EQUIVALENTS, end of period                                  $ 12,660        $  3,139          $    244
                                                                          ========        ========          ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                          $ 20,178        $ 19,957          $ 16,934
   Income taxes paid                                                           646             378               165

NONCASH TRANSACTIONS:
   Paid in-kind accretion of preferred stock dividends                    $  7,308        $  6,338          $  5,497
   Notes payable, issued in connection with acquisitions                       500           3,300               200
   Purchase of equipment with capital lease                                      -             289                 -








The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      BRAND SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                       (In thousands except share amounts)


                                                 Receivables
                                                from Sale of
                    Common Stock     Additional   Holding's     Predecessor                    Cumulative
                    ------------      Paid In      Common          Basis       Accumulated     Translation            Comprehensive
                   Shares Dollars     Capital       Stock       Adjustment       Deficit       Adjustment    Total    Income (Loss)
                   ------ -------     -------       -----       ----------       -------       ----------    -----    -------------
Balance,
   December 31,
   1998            100    $   -      $ 18,525      $ (336)      $ (13,038)     $ (18,266)       $ (1,368)   $ (14,483)
Comprehensive
   loss
   Net loss          -        -             -           -               -         (1,863)              -       (1,863)   $ (1,863)
   Translation
      adjustment     -        -             -           -               -              -             517          517         517
                                                                                                                          -------
Comprehensive
   loss                                                                                                                  $ (1,346)
                                                                                                                          =======
Paid-in-capital
   from exercise
   of stock           -       -           131           -               -              -               -          131
   options
Issuance of
   promissory
   notes from
   officers and
   employees          -       -             -        (486)              -              -               -        (486)
Capital
   contribution
   from DLJ
   Brand
   Holdings, Inc.     -       -           713           -               -              -               -         713
Paid-in-kind
   accretion of
   preferred
   dividends          -       -             -           -               -         (5,497)              -      (5,497)
                    ---   -----      --------      ------       ---------      ---------          ------   ---------
Balance,
   December 31,
   1999             100   $   -      $ 19,369      $ (822)      $ (13,038)     $ (25,626)         $ (851)  $ (20,968)
                    ===   =====      ========      ======       =========      =========          ======   =========




                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      (In thousands except share amounts)

                                                 Receivables
                                                from Sale of
                    Common Stock     Additional   Holding's     Predecessor                    Cumulative
                    ------------      Paid In      Common          Basis       Accumulated     Translation            Comprehensive
                   Shares Dollars     Capital       Stock       Adjustment       Deficit       Adjustment    Total    Income (Loss)
                   ------ -------     -------       -----       ----------       -------       ----------    -----    -------------

Balance,
  December 31,
  1999                100    $  -    $ 19,369    $   (822)      $(13,038)      $(25,626)      $   (851)     $(20,968)
Comprehensive
  income
  Net income            -       -           -           -              -            816              -           816    $    816
  Translation
    adjustment          -       -           -           -              -              -           (788)         (788)       (788)

Comprehensive
  income                                                                                                                $     28
                                                                                                                        ========
Issuance of
  promissory
  notes from
  officers and
  employees             -       -           -        (275)             -              -              -          (275)
Capital
  contribution
  from DLJ
  Brand
  Holdings, Inc.        -       -         354           -              -              -              -           354
Paid-in-kind
  accretion of
  preferred
  dividends             -       -           -           -              -         (6,338)             -        (6,338)
                      ---    ----    --------    --------       --------       --------       --------      --------
Balance,
  December 31,
  2000                100    $  -    $ 19,723    $ (1,097)      $(13,038)      $(31,148)      $ (1,639)     $(27,199)
                      ===    ====    ========    ========       ========       ========       ========      ========







                          (Continued on following page)

                      BRAND SERVICES, INC. AND SUBSIDIARIES


     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (Continued)
                      (In thousands except share amounts)



                                                 Receivables
                                                from Sale of
                    Common Stock     Additional   Holding's     Predecessor                    Cumulative
                    ------------      Paid In      Common          Basis       Accumulated     Translation            Comprehensive
                   Shares Dollars     Capital       Stock       Adjustment       Deficit       Adjustment    Total    Income (Loss)
                   ------ -------     -------       -----       ----------       -------       ----------    -----    -------------

Balance,
  December 31,
  2000                100    $  -    $ 19,723    $ (1,097)      $(13,038)      $(31,148)      $ (1,639)     $(27,199)
Comprehensive
  income
  Net income            -       -           -           -              -          9,836              -         9,836    $  9,836
  Translation
    adjustment          -       -           -           -              -              -           (129)         (129)       (129)

Comprehensive
  income                                                                                                                $  9,707
                                                                                                                        ========
Issuance of
  promissory
  notes from
  officers and
  employees             -       -           -        (380)             -              -              -          (380)
Capital
  contribution
  from DLJ
  Brand
  Holdings, Inc.        -       -         420           -              -              -              -           420
Paid-in-kind
  accretion of
  preferred
  dividends             -       -           -           -              -         (7,308)             -        (7,308)
                      ---    ----    --------    --------       --------       --------       --------      --------

Balance,
  December 31,
  2001                100    $  -    $ 20,143    $ (1,477)      $(13,038)      $(28,620)      $ (1,768)     $(24,760)
                      ===    ====    ========    ========       ========       ========       ========      ========







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

4. OTHER ASSETS:

Other assets consists of the following at December 31:

                                                                                           2001        2000
                                                                                          -------    --------
        Deferred financing costs, net                                                     $ 3,317    $  4,048
        Notes receivable, net of current portion                                               28         263
        Goodwill, net of accumulated amortization of $3,382 in 2001,
            and $626 in 2000                                                                3,848       5,716
        Non-compete agreement                                                                 330         510
                                                                                          -------    --------
                                                                                          $ 7,523    $ 10,537
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

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The allowance for doubtful accounts consists of the following:

                                                                     For the years ended December 31
                                                                     -------------------------------
                                                                  2001            2000             1999
                                                                 -------         ------           -------
Balance at beginning of year                                     $   913        $   770           $   812
Additions charged to operating expenses                            1,340          1,560               540
Net write-offs                                                    (1,103)        (1,417)             (582)
                                                                 -------        -------           -------
Balance at end of year                                           $ 1,150        $   913           $   770
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

The reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) to the actual provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                                  2001        2000        1999
                                                                                 -------     -------     -------
     Statutory federal income taxes                                              $ 3,344     $   278     $  (633)
     State and local taxes, net of federal                                           672         (33)        (95)
     Foreign taxes                                                                  (100)        151           7
     Valuation allowance                                                          (4,043)       (541)        604
     Other                                                                           127         145         117
                                                                                 -------     -------     -------
                Provision for income tax                                         $     -     $     -     $     -
                                                                                 =======     =======     =======


The components of the net deferred income tax liability as of December 31, 2001, and 2000, are as follows:

                                                                                            2001        2000
                                                                                         --------    --------
     Deferred tax assets:
        Accrued liabilities                                                              $  5,007    $  4,271
        Property and equipment                                                                954       1,791
        Net operating loss carryforward                                                    41,134      38,569
        Valuation allowance                                                                (4,683)     (8,726)
                                                                                         --------    --------
                 Deferred tax assets                                                       42,412      35,905
                                                                                         --------    --------

     Deferred tax liabilities:
        Property and equipment                                                            (42,860)    (37,567)
                                                                                         --------    --------
                 Deferred tax liabilities                                                 (42,860)    (37,567)
                                                                                         --------    --------
     Deferred income tax liability, net                                                  $   (448)   $ (1,662)
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

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The major components of accounts payable and accrued expenses as of December 31, 2001 and 2000, are as follows:

                                                                                           2001          2000
                                                                                          -------      -------
     Accounts payable                                                                     $ 6,888      $ 6,732
     Payroll and related accruals                                                          10,201        9,776
     Workers compensation and health benefit liabilities                                   12,517       10,675
     Accrued interest                                                                       5,215        5,143
     Other                                                                                  2,207        2,147
                                                                                          -------      -------
                                                                                          $37,028      $34,473
                                                                                          =======      =======

8. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations as of December 31, 2001 and 2000, are as follows:

                                                                                           2001       2000
                                                                                          ------     ------
     Notes payable                                                                        $3,119     $3,607
     Capital lease obligations                                                             1,798      2,669
                                                                                          ------     ------
                                                                                           4,917      6,276

     Less-  Current portion                                                                2,209      1,145
                                                                                          ------     ------
                                                                                          $2,708     $5,131
                                                                                          ======     ======

Notes payable consist of several promissory notes with interest rates of 8.5%. Future principal payments total $1,256 for 2002, $1,038 for 2003, $660 for 2004, and $165 for 2005. See Note 10 for the amortization table of the capital lease obligations.

9.  DEBT AND BORROWING ARRANGEMENTS:

At December 31, 2001 and 2000, long-term debt consisted of the following:

                                                                                    2001         2000
                                                                                  --------     --------
     Revolving loan                                                               $   --       $  4,125
     Term A loan, due 2002                                                           9,000       17,500
     Term B loan, due 2002 through 2003                                             44,413       29,825
     Senior Notes, due 2008                                                        130,000      130,000
                                                                                  --------     --------
                                                                                   183,413      181,450

     Less-  Current portion                                                         13,150       12,925
                                                                                  --------     --------
                 Long-term debt                                                   $170,263     $168,525
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

               Year
               ----
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

The future minimum lease payments under noncancelable leases as of December 31, 2001, are as follows:

                                                             Capital    Operating
     Year                                                    Leases       Leases
     ----                                                    ------       ------
     2002                                                    $1,069       $2,585
     2003                                                       859        1,912
     2004                                                      --          1,465
     2005                                                      --          1,098
     2006                                                      --          1,282
                                                             ------       ------
     Total minimum lease payments                            $1,928       $8,342
                                                                          ======
     Less-  Imputed interest component                          130
                                                             ------
     Present value of net minimum lease payments             $1,798
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

Stock option transactions under the Plan for 2001, 2000 and 1999 are summarized below:

                                                  2001               2001                 2000                 1999
                                               Number of       Weighted average         Number of           Number of
                                                 Shares         exercise price           Shares               Shares
-------------------------------------------- --------------- --------------------- ------------------- --------------------
Options outstanding at beginning of year            284,050         $     1.03            269,800            1,013,500

Options granted                                     131,000               2.55             25,000                    -

Options canceled                                      5,250               1.00              9,750               98,000

Options exercised                                     7,700               1.00              1,000              645,700
-------------------------------------------- --------------- --------------------- ------------------- --------------------

Options outstanding at end of year                  402,100               1.53            284,050              269,800
-------------------------------------------- --------------- --------------------- ------------------- --------------------

Exercisable at end of year                          284,800          $    1.43            201,500              160,020
-------------------------------------------- --------------- --------------------- ------------------- --------------------

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

Net Income (Loss)                                              2001           2000        1999
-----------------                                              ----           ----        ----
As reported                                                    9,836          $816      $(1,863)
Pro forma                                                      9,694           787       (1,916)

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

The carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000, are as follows:

                                                                     2001                       2000
                                                            -----------------------     ---------------------
                                                             Carrying       Fair        Carrying      Fair
                                                              Amount        Value        Amount       Value
                                                            ---------     ---------     --------   ----------
     Cash and cash equivalents                              $  12,660     $  12,660     $  3,139   $    3,139
     Notes receivable                                             327           327          481          481
     Revolving loan                                                 -             -        4,125        4,125
     Term loans                                                53,413        53,413       47,325       47,325
     Senior notes                                             130,000       122,200      130,000      117,650
     Notes payable and capital lease obligations                4,917         4,917        6,276        6,276
     14.5% senior exchangeable preferred stock                 55,050        46,911       47,742       31,274

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

          Date:   April 16, 2002


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



         Signature                                              Title                                      Date
         ---------                                              -----                                      ----


   /s/  JOHN M. MONTER                     Director, Chief Executive Officer, President               April 16, 2002
------------------------------------       (Principal Executive Officer) and Chairman of
         John M. Monter                    the Board


   /S/  JEFFREY W. PETERSON                Chief Financial Officer, Vice President, Finance           April 16, 2002
------------------------------------       (Principal Financial Officer and Principal
         Jeffrey W. Peterson               Accounting Officer)


                                           Director
------------------------------------
         Ari Benacerraf

             *                             Director                                                   April 16, 2002
------------------------------------
         Robert Bonczek

             *                             Director                                                   April 16, 2002
------------------------------------
       James B. Carlisle

                                           Director
------------------------------------
         Cherie C. Rice

             *                             Director                                                   April 16, 2002
------------------------------------
           Thompson Dean

                                           Director
------------------------------------
         Karl R. Wyss


*By:  /s/  IAN R. ALEXANDER                                                                           April 16, 2002
     -------------------------------
         Ian R. Alexander
         as Attorney-in-Fact


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
                  Subordinated Exchange Debentures due 2008 (1)
         10.1 -   Credit Agreement dated as of September 30, 1996, among Brand
                  Services, Inc., the banks party thereto, DLJ Capital, as
                  Syndication Agent, and Bank of America, as Administrative
                  Agent(1)
         10.2 -   Purchase Agreement dated as of February 25, 1998, by and
                  between the Company and DLJSC, as initial purchaser, relating to the Senior Notes(1)
         10.3 -   The Amended and Restated Transaction Agreement dated as of
                  September 18, 1996 among DLJ Merchant Banking Partners, L.P.,
                  DLJ International Partners, C.V., DLJ Offshore Partners, C.V.,
                  DLJ Merchant Banking Funding, Inc., Carlisle Enterprises,
                  L.P., Holdings, the Company, Brand Scaffold Builders, Inc.,
                  Brand Scaffold Rental & Erection, Inc. 702569 Alberta Ltd.,
                  Rust International Inc., Rust Industrial Services Inc., Rust
                  Scaffold Services Inc., Rust Scaffold Builders Inc., and Rust
                  Scaffold & Erection Inc.(1)
         10.4 -   Amended Employment Agreement dated as of June 30, 2000,
                  between the Company and John M. Monter(2)
         10.5 -   Employment Agreements dated as of April 1, 2001, between the
                  Company and members of the Brand Advisory Team(2)
         10.9 -   The Credit Agreement as amended and restated as of March 17,
                  1999 (1)
        10.10 -   The Additional Term B Loan Addendum dated March 9, 2000 to the Credit Agreement (1)
        10.11 -   Amendment No. 4 to the Credit Agreement dated April 11, 2001 to the Credit Agreement (2)
           12 -   Ratio of Earnings to Fixed Charges Calculation(2)
           21 -   Subsidiaries of the Registrant(2)
           24 -   Powers of Attorney(2)
           99 -   Registrant letter concerning Arthur Andersen LLP (2)



(1) Incorporated herein by reference to exhibit of the same number in the Registrant's Registration Statement on Form S-1, Registration Number 333-56817.
(2)  Filed herewith