Form 10-Q
period 2002-03-31
BRAND SERVICES
filed 2002-05-06
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission file number 333-56817

                              BRAND SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                            Delaware                                          13-3909681
 (State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

          15450 South Outer 40, #270, Chesterfield, MO                          63017
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


      Class of Common Stock                   Outstanding at April 30, 2002
         $.01 Par Value                                100 shares

                                      INDEX

                                                                                              Page
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Statements of Operations for the Three  Months Ended
                   March 31, 2002 and 2001                                                         2

                   Consolidated Balance Sheets as of March 31, 2002  and  December 31,           3-4
                   2001

                   Consolidated Statements of Cash Flows for the Three Months Ended March
                   31, 2002 and 2001                                                             5-6

                   Notes to the Consolidated Financial Statements                                7-9

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                       10-15

PART II - OTHER INFORMATION

          Item 2.  Exhibits and Reports on Form 8-K                                              16

       SIGNATURES                                                                                16



                                    Page -1-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)

                                                           Three Months Ended
                                                                March 31
                                                              (unaudited)
                                                     ------------------------------
                                                          2002             2001
                                                     -------------    -------------
Revenues:
  Labor                                              $      72,853    $      55,136
  Equipment rental                                          19,409           17,296
  Equipment sales                                            2,764            2,146
                                                     -------------    -------------
    Total revenues                                          95,026           74,578
Operating expenses:
  Labor                                                     58,825           43,556
  Equipment rental                                           5,982            5,620
  Equipment sales                                            1,799            1,290
  Divisional operating expenses                              4,121            4,355
                                                     -------------    -------------
    Total operating expenses                                70,727           54,821
                                                     -------------    -------------
  Gross profit                                              24,299           19,757
Selling and administrative expenses                          9,587           11,069
                                                     -------------    -------------
  Operating income                                          14,712            8,688
Interest expense                                             4,441            5,017
Interest income                                                (61)              (9)
                                                     -------------    -------------
  Pretax income                                             10,332            3,680
Income tax benefit                                            (143)              --
                                                     -------------    -------------
  Net income (loss)                                         10,475            3,680
Less accretion of preferred stock dividends                 (1,995)          (1,730)
                                                     -------------    -------------
  Net income applicable to common stock              $       8,480    $       1,950
                                                     =============    =============

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.



                                    Page -2-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                   March 31, 2002    December 31,
                                                                     (unaudited)        2001*
                                                                   --------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $       3,269   $      12,660
  Trade accounts receivable, net of allowance for doubtful
     accounts of  $1,095 in 2002 and $1,150 in 2001                        60,695          53,175
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                  3,281           2,130
  Notes receivable, current portion                                           660             299
  Other current assets                                                     10,719           8,005
                                                                    -------------   -------------

      Total current assets                                          $      78,624   $      76,269
                                                                    -------------   -------------

PROPERTY AND EQUIPMENT:
  Land                                                                      1,724           1,721
  Buildings                                                                 3,656           3,627
  Vehicles and other equipment                                             32,246          34,542
  Scaffolding equipment                                                   221,327         216,776
  Leasehold improvements                                                      881             881
                                                                    -------------   -------------

    Total property and equipment, at cost                                 259,834         257,547

 Less-Accumulated depreciation and amortization                            86,568          83,903
                                                                    -------------   -------------

      Total property and equipment, net                                   173,266         173,644
                                                                    -------------   -------------

GOODWILL                                                                    3,848           3,848

OTHER ASSETS                                                                3,438           3,675

DEFERRED TAX ASSET                                                            381              --
                                                                    -------------   -------------

           TOTAL ASSETS                                             $     259,557   $     257,436
                                                                    =============   =============



                          (Continued on following page)

------------
*Agrees with the audited consolidated balance sheet included in the Company's Form 10-K for the year ended December 31, 2001.



                                    Page -3-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (In thousands except share and per share amounts)


                                                                                   March 31, 2002      December 31,
                                                                                     (unaudited)           2001*
                                                                                   ---------------    ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt                                             $        21,692    $        13,150
  Notes payable and capital lease obligations, current portion                               2,622              2,209
  Accounts payable and accrued expenses                                                     36,106             37,028
  Billings in excess of costs and estimated earnings on uncompleted contracts                1,039              1,340
                                                                                   ---------------    ---------------

      Total current liabilities                                                             61,459             53,727
                                                                                   ---------------    ---------------

LONG-TERM DEBT                                                                             155,471            170,263
                                                                                   ---------------    ---------------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                                  1,886              2,708
                                                                                   ---------------    ---------------

DEFERRED INCOME TAXES                                                                           --                448
                                                                                   ---------------    ---------------

14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value,
   1,250,000 shares authorized, 1,042,460 issued and outstanding                            57,045             55,050
                                                                                   ---------------    ---------------

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares authorized, issued and outstanding                  --                 --
  Paid-in capital                                                                           20,141             20,143
  Receivables from sale of Holding's common stock                                           (1,477)            (1,477)
  Predecessor basis adjustment                                                             (13,038)           (13,038)
  Cumulative translation adjustment                                                         (1,791)            (1,768)
  Accumulated deficit                                                                      (20,139)           (28,620)
                                                                                   ---------------    ---------------

           Total stockholder's deficit                                                     (16,304)           (24,760)
                                                                                   ---------------    ---------------

           Total liabilities and stockholder's deficit                             $       259,557    $       257,436
                                                                                   ===============    ===============



The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

------------
*Agrees with the audited consolidated balance sheet included in the Company's Form 10-K for the year ended December 31, 2001.



                                    Page -4-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  Three months ended
                                                                                      March 31
                                                                                    (unaudited)
                                                                         ----------------------------------
                                                                              2002               2001
                                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $        10,475    $         3,680
   Adjustments to reconcile net income to net cash from
       operating activities:
         Depreciation and amortization                                             5,358              5,420
   Changes in operating assets and liabilities:
             Trade accounts receivable, net                                       (7,520)            (4,084)
             Costs and estimated earnings in excess of billings
               on uncompleted contracts                                           (1,151)             1,081
             Notes receivable                                                       (354)                46
             Other current assets                                                 (2,714)              (243)
             Scaffolding equipment                                                 1,990                301
             Accounts payable and accrued expenses                                   (84)            (5,491)
             Billings in excess of costs and estimated earnings
                on uncompleted contracts                                            (301)              (347)
             Other                                                                (3,160)              (622)
                                                                         ---------------    ---------------
                  Net cash flows from operating activities                         2,539               (259)
                                                                         ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (5,277)            (6,578)
   Proceeds from sales of property and equipment
     other than scaffolding                                                            8                  8
                                                                         ---------------    ---------------
             Net cash flows from investing activities                             (5,269)            (6,570)
                                                                         ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                                        --              8,502
  Repayments of long-term debt                                                    (6,250)            (2,075)
  Redemption of parent company stock                                                  (2)                --
  Payments on capital lease obligations                                             (409)              (381)
                                                                         ---------------    ---------------
            Net cash flows from financing activities                              (6,661)             6,046
                                                                         ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (9,391)              (783)

CASH AND CASH EQUIVALENTS, beginning of  period                                   12,660              3,139

                                                                         ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of period                                 $         3,269    $         2,356
                                                                         ===============    ===============



                          (Continued on following page)



                                    Page -5-

                      BRAND SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        Three months ended
                                                                            March 31
                                                                           (unaudited)
                                                                    -------------------------
                                                                        2002            2001
                                                                    -----------   -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                     $     7,275   $     7,975
                                                                    ===========   ===========

NON-CASH TRANSACTIONS:
  Paid in-kind accretion of preferred stock dividends               $     1,995   $     1,730
                                                                    ===========   ===========



The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.



                                    Page -6-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

The financial statements included herein for the periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

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

We operate in one segment and provide scaffolding services primarily to refining, chemical, petrochemical, utility and pulp and paper industries, and to a lesser extent, general commercial clients. Our services facilitate access to tall structures for on-going maintenance, turnarounds (major maintenance projects which require the complete or partial shutdown of a facility) and new construction projects. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding and scaffolding design services. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheet. The Company maintains a substantial inventory of scaffolding within the United States and Canada.

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



                                    Page -7-

3. Debt and Borrowing Arrangements

At March 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

                                                        March 31,
                                                          2002        December 31,
                                                      (unaudited)        2001
                                                     -------------   -------------
      Term A loan, due 2002                          $       3,000   $       9,000
      Term B loan, due 2002 through 2003                    44,163          44,413
      Senior Notes, due 2008                               130,000         130,000
                                                     -------------   -------------
                                                     $     177,163   $     183,413
      Less:   Current portion                               21,692          13,150
                                                     -------------   -------------
              Long-term debt                         $     155,471   $     170,263
                                                     =============   =============


In March, 2002, the Company prepaid an additional $3.1 million under the Term Debt.

The Company is advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of March 31, 2002, and an amount equal thereto has been classified as current maturities of long-term debt on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4% Senior Notes, the Company would recognize an extraordinary gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expire one year after the dates of the May 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to long-term debt.

For the three months ended March 31, 2002 and 2001, the weighted average interest rate on loans outstanding under the term loan facility, the revolving loan and the Senior Notes was 8.9% and 10.1%, respectively.

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



                                    Page -8-

5. Comprehensive Income

For the three months ended March 31, 2002 and 2001, comprehensive income was $10.5 million and $3.0 million, respectively.

6. Income Taxes

During the first quarter of 2002, the Company reversed the valuation allowance of its deferred tax asset of $4,683 and recorded an income tax provision of $4,540, resulting in a net income tax benefit of $143. As of March 31, 2002, the valuation allowance on the deferred tax asset was $0.

7. New Accounting Standards

Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles that have indefinite useful lives will not be amortized. SFAS No. 142 was implemented by the Company on January 1, 2002. At that time, the Company discontinued the amortization of goodwill. The following table shows a reconciliation between reported net income and adjusted net income had SFAS No. 142 been implemented by the Company as of January 1, 2001:


                                                    For the three months ended
                                                             March 31,
                                                        2002            2001
                                                   -------------   -------------
      Reported net income                          $      10,475   $       3,680
      Add back: goodwill amortization                         --             316
                                                   -------------   -------------
               Adjusted net income                 $      10,475   $       3,996
                                                   =============   =============


The Company is in the process of completing its impairment testing of its goodwill balance of $3,848.

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company on January 1, 2002 with no impact on the consolidated financial statements of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company on January 1, 2002 with no impact on the consolidated financial statements of the Company.



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

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While



                                   Page -10-
the postponement of scheduled turnarounds causes fluctuations in the Company's quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

Revenues - Revenues for the three months ended March 31, 2002 increased 27.4% to $95.0 million from $74.6 million for the same period in 2001. Labor revenue increased 32.1% to $72.9 million for the three months ended March 31, 2002 as compared to the same period in 2001. Rental revenue increased 12.2% to $19.4 million for the three months ended March 31, 2002 as compared to the same period in 2001. Sales revenue increased 28.8% to $2.8 million for the three months ended March 31, 2002 as compared to the same period in 2001. In the industrial segment, revenues were particularly strong in the refinery maintenance sector due to strong work schedules among existing contracts as well as the addition of several new refinery maintenance contracts. Also, the utility capital sector contributed additional revenues from continuing contracts and the addition of a number of new contracts. In the commercial segment, there has been a rebound in new construction and renovation, which has also added to revenue growth.

Gross Profit - Gross profit for the three months ended March 31, 2002 increased 23.0% to $24.3 million from $19.8 million for the same period in 2001. Labor gross profit (labor revenue less labor cost) increased 21.1% to $14.0 million for the three months ended March 31, 2002 as compared to the same period in 2001. Rental gross profit increased 15.0% to $13.4 million for the three months ended March 31, 2002 as compared to the same period in 2001. Sales gross profit increased 12.8% to $1.0 million for the three months ended March 31, 2002 as compared to the same period in 2001. Gross profit as a percentage of revenue decreased for the three months ended March 31, 2002 compared to the same period in 2001, decreasing to 25.6% from 26.5%. Gross profit margins were impacted by a larger amount of revenue being generated by labor intensive industrial work.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended March 31, 2002 decreased 13.4% to $9.6 million from $11.1 million for the same period in 2001. Selling and administrative expenses as a percentage of revenue for the three months ended March 31, 2002 decreased to 10.1% from 14.8% for the same period in 2001. The reduction in selling and administrative expenses comparing the three months ended March 31, 2002 with March 31, 2001 was due to costs incurred during the first quarter of 2001 that will be incurred in later quarters of 2002 of $0.5 million, discontinuing the amortization of goodwill of $0.3 million, and cost savings through full integration of acquisitions and overhead cost reductions of $0.7 million.



                                   Page -11-

Operating Income - As a result of the above, operating income for the three months ended March 31, 2002 increased 69.3% to $14.7 million from $8.7 million for the same period in 2001.

Interest Expense - Interest expense for the three months ended March 31, 2002 decreased 11.5% to $4.4 million from $5.0 million for the same period in 2001. The decrease in interest expense for the quarter ended March 31, 2002 compared to March 31, 2001 is due to lower interest rates and lower bank debt. During the first quarter of 2002, the Company had no borrowings against the revolver and made an accelerated payment of $3.1 million on the Term Debt. For the quarter ended March 31, 2002 and 2001, the weighted average interest rate was 8.9% and 10.1%, respectively.

Income Taxes - During the first quarter of 2002, the Company reversed the valuation allowance of its deferred tax asset of $4,683 and recorded an income tax provision of $4,540, resulting in a net income tax benefit of $143. As of March 31, 2002, the valuation allowance on the deferred tax asset was $0.

Net Income - Net income for the three months ended March 31, 2002 and 2001 was $10.5 million and $3.7 million, respectively.

Accretion of Preferred Stock Dividends - Accretion of preferred stock dividends for the three months ended March 31, 2002 and 2001 was $2.0 million and $1.7 million, respectively.

Net Income Applicable to Common Stock - Net income applicable to common stock for the three months ended March 31, 2002 and 2001 was $8.5 million and $1.9 million, respectively.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures and working capital requirements. As of March 31, 2002 and 2001, the Company had working capital of $16.3 million and $9.1 million and cash of $3.3 million and $2.4 million, respectively.

In March, 2002, the Company prepaid an additional $3.1 million under the Term Debt.

The Company is advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation is estimated at $3.7 million as of September 30, 2001, and an amount equal thereto has been classified as current maturities of



                                   Page -12-
long-term debt on the consolidated balance sheet. Since the investors acquired the shares at market prices below the face value of the 10 1/4% Senior Notes, the Company would recognize an extraordinary gain upon any such rescission. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expire one year after the dates of the May 2001 transactions. If such rights have not been exercised prior to the expiration, the Company will reclassify the respective amounts to long-term debt.

One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the three months ended March 31, 2002, capital expenditures were $5.3 million.

Dividends on our preferred stock accrue at the rate of 14.5% and were payable on September 30, 2001 or the date when we are permitted to pay cash dividends on the preferred stock under the terms of our bank facility at that time. The current bank facility restricts the Company from making dividend payments. The ability to make payments for future periods may depend upon retiring or refinancing such indebtedness or obtaining a waiver or amendment that would permit such cash dividends.

The other major uses of cash are the payments of interest on long-term debt and the payments of principal on term loans. For the three months ended March 31, 2002 interest payments were $7.3 million and principal payments were $6.2 million. Interest payments and principal payments for the remaining nine months of 2002 are estimated to be $8.9 million and $3.3 million, respectively.

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



                                   Page -13-

                                                              Three Months Ended
                                                                  March 31
                                                     ----------------------------------
                                                          2002                2001
                                                     ---------------    ---------------
Net Income                                           $        10,475    $         3,680
Depreciation and Amortization Expense                          5,358              5,420
Income Taxes                                                    (143)                --
Interest Expense                                               4,441              5,017
Interest Income                                                  (61)                (9)
                                                     ---------------    ---------------
                    EBITDA                           $        20,070    $        14,108
                                                     ---------------    ---------------


                                                             Three Months Ended
                                                                 March 31
                                                     ----------------------------------
                                                          2002                2001
                                                     ---------------    ---------------
Net cash provided by (used for):
Operating activities                                           2,539    $          (259)
Investing activities                                          (5,269)            (6,570)
Financing activities                                          (6,661)             6,046

New Accounting Standards

Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles that have indefinite useful lives will not be amortized. SFAS No. 142 was implemented by the Company on January 1, 2002. At that time, the Company discontinued the amortization of goodwill. The following table shows a reconciliation between reported net income and adjusted net income had SFAS No. 142 been implemented by the Company as of January 1, 2001:

                                                         For the three months ended
                                                                  March 31,
                                                           2002              2001
                                                     ---------------   ---------------
      Reported net income                            $        10,475   $         3,680
      Add back: goodwill amortization                             --               316
                                                     ---------------   ---------------
               Adjusted net income                   $        10,475   $         3,996
                                                     ===============   ===============


The Company is in the process of completing its impairment testing of its goodwill balance of $3,848.

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company on January 1, 2002 with no impact on the consolidated financial statements of the Company.



                                   Page -14-

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company on January 1, 2002 with no impact on the consolidated financial statements of the Company.



                                   Page -15-

PART II - OTHER INFORMATION

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports were filed on Form 8-K during the period for which this report is filed.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BRAND SERVICES, INC.

Date: May 6, 2002                           /s/ John M. Monter
                                            ------------------------------------
                                            John M. Monter
                                            Chief Executive Officer, President


Date: May 6, 2002                           /s/ Jeffrey W. Peterson
                                            ------------------------------------
                                             Jeffrey W. Peterson
                                             Chief Financial Officer,
                                             Vice President, Finance




                                   Page -16-