Form 10-Q
period 2002-06-30
BRAND SERVICES
filed 2002-08-14
CIK 1062742

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission file number 333-56817

                              BRAND SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                                13-3909681
 (State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification no.)

 15450 South Outer 40, #270, Chesterfield, MO                        63017
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

       Class of Common Stock                     Outstanding at July 31, 2002
          $.01 Par Value                                 100 shares

                                      INDEX

                                                                                                Page
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Statements of Operations for the Three Months and Six
                   Months Ended June 30, 2002 and 2001                                             2

                   Consolidated Balance Sheets at June 30, 2002 and December 31, 2001            3-4

                   Consolidated Statements of Cash Flows for the Six Months Ended June
                   30, 2002 and 2001                                                             5-6

                   Notes to the Consolidated Financial Statements                               7-11

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                       12-18

PART II - OTHER INFORMATION

          Item 5.  Other Information                                                              19

          Item 6.  Exhibits and Reports on Form 8-K                                               19


SIGNATURES                                                                                        20

Exhibit Index                                                                                     21



                                    Page -1-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                 (In thousands)

                                             Three Months Ended        Six Months Ended
                                                  June 30                  June 30
                                                 (unaudited)             (unaudited)
                                            ----------------------  ----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ----------  ----------
Revenues:
  Labor                                     $   67,926  $   53,816  $  140,779  $  108,951
  Equipment rental                              18,571      17,051      37,980      34,347
  Equipment sales                                2,597       2,660       5,361       4,807
                                            ----------  ----------  ----------  ----------
    Total revenues                              89,094      73,527     184,120     148,105
Operating expenses:
  Labor                                         53,874      43,879     112,699      87,435
  Equipment rental                               6,800       6,209      12,782      11,829
  Equipment sales                                1,771       1,573       3,570       2,862
  Divisional operating expenses                  4,124       3,950       8,245       8,306
                                            ----------  ----------  ----------  ----------
    Total operating expenses                    66,569      55,611     137,296     110,432
                                            ----------  ----------  ----------  ----------
  Gross profit                                  22,525      17,916      46,824      37,673
  Selling and administrative
    expenses (excluding item listed below)      10,062       9,910      19,649      20,979
  Non-cash compensation                          2,479          --       2,479          --
                                            ----------  ----------  ----------  ----------
   Operating income                              9,984       8,006      24,696      16,694
Interest expense                                 4,492       5,643       8,933      10,660
Interest income                                    (39)       (111)       (100)       (120)
                                            ----------  ----------  ----------  ----------
   Pretax income                                 5,531       2,474      15,863       6,154
Provision for income tax                         2,212          --       2,069          --
                                            ----------  ----------  ----------  ----------
   Net income                                    3,319       2,474      13,794       6,154
Less accretion of preferred stock dividends     (2,068)     (1,794)     (4,063)     (3,524)
                                            ----------  ----------  ----------  ----------
   Net income applicable to common stock    $    1,251  $      680  $    9,731  $    2,630
                                            ==========  ==========  ==========  ==========




      The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.


                                    Page -2-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)

                                                             June 30, 2002    December 31,
                                                              (unaudited)        2001
                                                             -------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $       4,456   $      12,660
  Trade accounts receivable, net of allowance for doubtful
     accounts of  $1,198 in 2002 and $1,150 in 2001                 56,000          53,175
  Accrued revenue                                                    2,712           2,130
  Notes receivable, current portion                                    558             299
  Other current assets                                               9,812           8,005
                                                             -------------   -------------

      Total current assets                                          73,538          76,269
                                                             -------------   -------------

PROPERTY AND EQUIPMENT:
  Land                                                               1,732           1,721
  Buildings                                                          3,668           3,627
  Vehicles and other equipment                                      32,691          34,542
  Scaffolding equipment                                            222,668         216,776
  Leasehold improvements                                               898             881
                                                             -------------   -------------

    Total property and equipment, at cost                          261,657         257,547

 Less - Accumulated depreciation and amortization                   91,637          83,903
                                                             -------------   -------------

      Total property and equipment, net                            170,020         173,644
                                                             -------------   -------------

GOODWILL                                                             3,803           3,848
                                                             -------------   -------------

OTHER ASSETS                                                         3,277           3,675
                                                             -------------   -------------


           TOTAL ASSETS                                      $     250,638   $     257,436
                                                             =============   =============



                          (Continued on following page)


                                    Page -3-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                (In thousands except share and per share amounts)



                                                                                 June 30, 2002     December 31,
                                                                                  (unaudited)         2001
                                                                                 -------------    -------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt                                           $      29,534    $      13,150
  Notes payable and capital lease obligations, current portion                           2,562            2,209
  Accounts payable and accrued expenses                                                 36,211           37,028
  Deferred revenue                                                                       1,084            1,340
                                                                                 -------------    -------------

      Total current liabilities                                                         69,391           53,727
                                                                                 -------------    -------------

LONG-TERM DEBT                                                                         130,629          170,263
                                                                                 -------------    -------------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                              1,665            2,708
                                                                                 -------------    -------------

DEFERRED INCOME TAXES                                                                    1,859              448
                                                                                 -------------    -------------

14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value,
   1,250,000 shares authorized, 1,042,460 issued and outstanding                        59,113           55,050
                                                                                 -------------    -------------

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $0.01 par value, 100 shares authorized, issued and outstanding              --               --
  Paid-in capital                                                                       22,689           20,143
  Receivables from sale of Holding's common stock                                       (1,477)          (1,477)
  Predecessor basis adjustment                                                         (13,038)         (13,038)
  Cumulative translation adjustment                                                     (1,304)          (1,768)
  Accumulated deficit                                                                  (18,889)         (28,620)
                                                                                 -------------    -------------

           Total stockholder's deficit                                                 (12,019)         (24,760)
                                                                                 -------------    -------------

           Total liabilities and stockholder's deficit                           $     250,638    $     257,436
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


                                    Page -4-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Six Months Ended
                                                                         June 30
                                                                    (unaudited)
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    13,794    $     6,154
   Adjustments to reconcile net income to net cash from
       Operating activities:
         Depreciation and amortization                            11,349         11,510
         Non-cash compensation                                     2,479             --
   Changes in operating assets and liabilities:
         Trade accounts receivable, net                           (2,825)          (412)
         Accrued revenue                                            (582)         1,262
         Notes receivable                                           (245)           117
         Other current assets                                     (1,932)        (1,553)
         Scaffolding equipment                                       637            427
         Accounts payable and accrued expenses                      (817)        (6,915)
         Deferred revenue                                           (256)          (649)
         Other                                                     1,621            (21)
                                                             -----------    -----------
                  Net cash flows from operating activities        23,223          9,920
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (7,569)       (11,012)
   Proceeds from sales of property and equipment
     other than scaffolding                                           15              8
                                                             -----------    -----------
             Net cash flows from investing activities             (7,554)       (11,004)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                        --         15,000
  Repayments of long-term debt                                   (23,250)        (4,187)
  Borrowings (payments) of revolving loans                            --         (4,125)
  Capital contributions from Holdings                                 67             83
  Payments on capital lease obligations                             (690)          (801)
                                                             -----------    -----------
            Net cash flows from financing activities             (23,873)         5,970
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (8,204)         4,886

CASH AND CASH EQUIVALENTS, beginning of  period                   12,660          3,139

                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                     $     4,456    $     8,025
                                                             ===========    ===========


                          (Continued on following page)



                                    Page -5-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Six months ended
                                                                 June 30
                                                               (unaudited)
                                                        -------------------------
                                                           2002          2001
                                                        -----------   -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                         $     8,132   $     9,161
                                                        ===========   ===========

NON-CASH TRANSACTIONS:
  Paid-in-kind accretion of preferred stock dividends   $     4,063   $     3,524
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



                                    Page -6-

                      BRAND SERVICES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

The financial statements included herein for the periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1. Organization and Business

Brand Services, Inc. and its subsidiaries ("Brand") are 100% owned by DLJ Brand Holdings, Inc. ("Holdings"). Holdings is owned 59.9% by Credit Suisse First Boston (USA), Inc. ("CSFB"), 8.6% by Carlisle Enterprises, L.P. ("Carlisle"), 17.0% by Rust International, Inc. ("Rust International"), and 14.5% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management, Inc. ("WMI"). All references to "the Company", "we", "us", or "our" mean Brand Services, Inc. and its subsidiaries.

We operate in one segment and provide scaffolding services primarily to refining, chemical, petrochemical, utility and pulp and paper industries, and to a lesser extent, general commercial clients. Our services facilitate access to tall structures for on-going maintenance, turnarounds (major maintenance projects which require the complete or partial shutdown of a facility) and new construction projects. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding and scaffolding design services. In addition, the Company periodically sells scaffolding directly to third parties. The Company maintains a substantial inventory of scaffolding within the United States and Canada.

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



                                    Page -7-

3. Accrued Revenue

Accrued revenue represents work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

4. Debt and Borrowing Arrangements

At June 30, 2002 and December 31, 2001, long-term debt consisted of the following (in thousands):

                                                        June 30,     December 31,
                                                          2002           2001
                                                       (unaudited)
                                                       -----------   -----------
      Term A loan, due 2002                            $        --   $     9,000
      Term B loan, due 2002 through 2003                    30,163        44,413
      Senior Notes, due 2008                               130,000       130,000
                                                       -----------   -----------
                                                           160,163       183,413
      Less: Current portion                                 29,534        13,150
                                                       -----------   -----------
               Long-term debt                          $   130,629   $   170,263
                                                       ===========   ===========

In addition to scheduled payments, the Company made additional payments of $17.0 million under the term debt during the six months ended June 30, 2002.

The Company was advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation was estimated at $3.7 million, and an amount equal thereto had been classified as current maturities of long-term debt on the consolidated balance sheet as of December 31, 2001. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expired unexercised in May, 2002. Accordingly, the Company reclassified the respective amount to long-term debt at that time.

For the three months ended June 30, 2002 and 2001, the weighted average interest rate on loans outstanding under the term loan facility, the revolving loan and the Senior Notes was 9.2% and 9.9% respectively, and for the six months ended June 30, 2002 and 2001, the weighted average interest rate was 9.0% and 10.0%, respectively.

5. Deferred Revenue

Deferred revenue represent amounts collected from customers in advance of the work performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.



                                    Page -8-

6. Commitments and Contingencies

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

7. Comprehensive Income

For the three months ended June 30, 2002 and 2001, comprehensive income was $3.8 million and $2.4 million, respectively, and for the six months ended June 30, 2002 and 2001, comprehensive income was $14.3 million and $5.3 million, respectively.

8. Income Taxes

For the six months ended June 30, 2002, the Company reduced the valuation allowance on deferred tax assets by $4,683 and recorded an income tax provision of $2,069. During the six months ended June 30, 2002, the valuation allowance on deferred tax assets was reduced to $0 as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon year-to-date operating results for the three months ended March 31, 2002 and anticipated operating results for future periods. The effective tax rate of 40% is greater than the federal statutory rate of 35% primarily due to state income taxes for the three months ended June 30, 2002.

                                                  Three Months ended     Six Months ended
                                                     June 30, 2002         June 30, 2002
                                                     (unaudited)           (unaudited)
                                                  ------------------     ----------------
Current provision                                    $        194          $        182
Deferred provision                                          2,018                 6,570
Reduction of valuation allowance                               --                (4,683)
                                                     ------------          ------------
         Provision for income taxes                  $      2,212          $      2,069
                                                     ============          ============

9. Non-cash Compensation

During the six months ended June 30, 2002, Holdings granted certain members of management options to acquire 291,000 shares of common stock with an exercise price of $5.80 per share and permitted others to purchase 11,350 shares of common stock at $5.80 per share. The Company uses the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock issued to Employees," to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the three and six months ended June 30, 2002 was recorded in the consolidated statements of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying




                                    Page -9-
stock on the date of the grant. Estimated fair values were determined by using the valuation inherent in the proposed sale of the Company to JPMorgan Partners. (see Note 11).

10. New Accounting Standards

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment and accordingly, amortization of goodwill ceased. The Company has completed the required transitional impairment test as of January 1, 2002, and in doing so has determined that goodwill is not impaired. The following table shows a reconciliation between reported net income and adjusted net income had SFAS No. 142 been implemented by the Company as of January 1, 2001:

                      For the three   For the three   For the six     For the six
                       months ended   months ended    months ended     months ended
                      June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                      -------------   -------------   -------------   -------------
Reported net income   $       3,319   $       2,474   $      13,794   $       6,154

Add back: goodwill
amortization                     --             323              --             639
                      -------------   -------------   -------------   -------------
Adjusted net income   $       3,319   $       2,797   $      13,794   $       6,793
                      =============   =============   =============   =============

Under SFAS No. 143, Accounting for Asset Retirement Obligations, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company on January 1, 2002 with no impact on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several




                                   Page -10-
previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

11. Subsequent event

On August 9, 2002, J.P. Morgan Partners, the private equity affiliate of JPMorgan Chase, announced that it has entered into a definitive agreement to acquire Brand Services from DLJ Merchant Banking for approximately $500 million. The transaction is subject to customary closing conditions, including receipt of financing, and is scheduled to close in the fall of 2002.

The merger agreement contemplates that, promptly after closing, Brand will notify the holders of its 14.5% preferred stock of the redemption of all shares of preferred stock in accordance with the terms of the certificate of designation thereof. The merger agreement further contemplates that Brand will commence a tender offer prior to closing for all of its issued and outstanding 10 1/4% senior notes due 2008, to be consummated at closing subject to the satisfaction of the conditions thereof. It is currently contemplated that the consideration for the senior notes tendered pursuant to the offer will be the prevailing market for such a transaction at the time it takes place.




                                   Page -11-

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

The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto.

Overview

The Company is the largest North American provider of industrial scaffolding services. Our services facilitate access to tall structures for on-going maintenance, major maintenance projects that require the complete or partial shutdown of a facility, or turnarounds, and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding and scaffolding design services. We also provide scaffolding services to the commercial market (primarily nonresidential construction) and sell a small amount of scaffolding.

We typically provide on-going maintenance services under contracts, with a duration ranging from two to five years. These contracts generally do not provide for minimum levels of maintenance services, as our services are provided to our customers based on individual projects under the long-term maintenance contract. Pricing under our contracts are generally negotiated on an annual basis, and a




                                   Page -12-
majority of projects are priced either on a time and material basis or on a per-unit basis rate. Turnarounds are typically performed every one to four years depending on the industry and the type of turnaround being performed. They are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in our quarterly and annual results, we believe the necessity for on-going maintenance and turnarounds provides us with a stable, recurring revenue base.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

Revenues - Revenues for the three months ended June 30, 2002 increased 21.2% to $89.1 million from $73.5 million for the same period in 2001. Revenues for the six months ended June 30, 2002 increased 24.3% to $184.1 million from $148.1 million for the same period in 2001. Labor revenue increased 26.2% to $67.9 million for the three months ended June 30, 2002 as compared to the same period in 2001 and 29.2% to $140.8 million for the six months ended June 30, 2002 as compared to the same period in 2001. Equipment rental revenue increased 8.9% to $18.6 million for the three months ended June 30, 2002 as compared to the same period in 2001, and increased 10.6% to $38.0 million for the six months ended June 30, 2002 as compared to the same period in 2001. Equipment sales revenue decreased 2.4% to $2.6 million for the three months ended June 30, 2002 as compared to the same period in 2001, but increased 11.5% to $5.4 million for the six months ended June 30, 2002 as compared to the same period in 2001. Industrial revenues accounted for the majority of the revenue growth as the Company was awarded new refinery contracts and new power plant construction contracts. The nature of these work opportunities caused labor revenues to grow at a faster rate than equipment rental revenue, as this type of work is more labor intensive than commercial work. The commercial sector also showed some improvement as we experienced an increase in commercial construction and renovation work. Equipment sales increased slightly in the first six months of the year as we increased the amount of new equipment sold directly to customers.

Gross Profit - Gross profit for the three months ended June 30, 2002 increased 25.7% to $22.5 million from $17.9 million for the same period in 2001. Gross profit for the six months ended June 30, 2002, increased 24.3% to $46.8 million from $37.7 million for the same period in 2001. Labor gross profit (labor revenue less labor cost) increased 41.4% to $14.1 million for the three months ended June 30, 2002 as compared to the same period in 2001 and 30.5% to $28.1 million for the six months ended June 30, 2002 as compared to the same period in 2001. Gross profit as a percentage of revenue increased to 25.3% from 24.4% for the three months ended June 30, 2002 as compared to the same period in 2001 but remained unchanged at 25.4% for the six months ended June 30, 2002 and 2001. For the three months ended June 30, labor gross profit margins increased from



                                   Page -13-

18.5% to 20.7% when comparing 2001 to 2002, as more work was performed and priced on an individual project basis rather than on a time and material basis. This, in turn, improves profitability as it encourages the Company to actively manage its labor costs. Rental revenue profitability for the three months ended June 30, 2002 remained relatively constant as gross profit increased on revenue volume.

Selling and Administrative Expenses - Selling and administrative expenses for the three months ended June 30, 2002 increased 1.5% to $10.1 million from $9.9 million for the same period in 2001. Selling and administrative expenses for the six months ended June 30, 2002 decreased 6.3% to $19.6 million from $21.0 million for the same period in 2001. Selling and administrative expenses as a percentage of revenue decreased to 11.3% from 13.5% for the three months ended June 30, 2002 as compared to the same period in 2001. Selling and administrative expenses as a percentage of revenue decreased to 10.7% from 14.2% for the six months ended June 30, 2002 as compared to the same period in 2001. Selling and administrative costs for the first six months of 2001 included $0.2 million of costs associated with integration of the four acquisitions made in 2000, which were eliminated before 2002. During 2002, certain activities were deferred from the first six months to the last six months due to scheduling changes necessitated from preparing the Company to be re-capitalized. As a result of both the deferred activities and active cost management, we reduced costs in the first six months of 2002 by $0.4 million as compared to the same period in the previous year. Finally, the six month period ended June 30, 2001 included $0.6 million of goodwill amortization which is not included in 2002 due to the adoption of SFAS 142. Selling and administrative expenses as a percent of revenue for the three and six months ended June 30, 2002, decreased due to increased leverage of fixed overhead costs over a higher revenue base.

Non-cash Compensation - The Company uses the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock issued to Employees," to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the three and six months ended June 30, 2002 was recorded in the consolidated statements of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of the grant. Estimated fair values were determined by using the valuation inherent in the proposed sale of the Company to JPMorgan Partners as this transaction provides independent third party evidence of the fair value of the underlying stock. For periods prior to 2002, the fair value of the underlying stock was determined by the Board of Directors based upon a multiple of EBITDA, as this provided the best available evidence at that time.

Operating Income - Operating income for the three months ended June 30, 2002 increased 24.7% to $10.0 million from $8.0 million for the same period in 2001 and increased 47.9% for the six months ended June 30, 2002 to $24.7 million from $16.7 million for the same period in 2001.

Interest Expense - Interest expense for the three months ended June 30, 2002 decreased 20.4% to $4.5 million from $5.6 million for the same period in 2001.




                                   Page -14-

Interest expense for the six months ended June 30, 2002 decreased 16.2% to $8.9 million from $10.7 million for the same period in 2001. The decrease in the interest expenses is due to a lower outstanding debt balance and a decline in the interest rate. In addition to scheduled payments, the Company made additional payments of $17.0 million under the term debt during the six months ended June 30, 2002. For the three months ended June 30, 2002 and 2001, the weighted average interest rate was 9.2% and 9.9%, respectively and for the six months ended June 30, 2002 and 2001, the weighted average interest rate was 9.0% and 10.0%, respectively.

For the six months ended June 30, 2002, the Company reduced the valuation allowance on deferred tax assets by $4,683 and recorded an income tax provision of $2,069. During the six months ended June 30, 2002, the valuation allowance on deferred tax assets was reduced to $0 as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon year-to-date operating results for the three months ended March 31, 2002 and anticipated operating results for future periods. The effective tax rate of 40% is greater than the federal statutory rate of 35% primarily due to state income taxes for the three months ended June 30, 2002.

                                                       Three Months ended      Six Months ended
                                                          June 30, 2002         June 30, 2002
                                                           (unaudited)           (unaudited)
                                                       ------------------      ----------------
      Current provision                                    $    194               $    182
      Deferred provision                                      2,018                  6,570
      Reduction of valuation allowance                           --                 (4,683)
                                                           --------                -------
               Provision for income taxes                  $  2,212                $ 2,069
                                                           --------                -------

      For the three and six month periods ended June 30, 2001, the Company recorded a provision for income taxes of $0 primarily due to reductions in the valuation allowance on deferred tax assets during those periods.

      Net Income - Net income for the three months ended June 30, 2002 and 2001 was $3.3 million and $2.5 million, respectively and was $13.8 million and $6.2 million for the six months ended June 30, 2002 and 2001, respectively.

      Accretion of Preferred Stock Dividends - Accretion of preferred stock dividends for the three months ended June 30, 2002 and 2001 was $2.1 million and $1.8 million, respectively, and was $4.1 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively.

      Net Income Applicable to Common Stock - Net income applicable to common stock for the three months ended June 30, 2002 and 2001 was $1.3 million and $0.7 million, respectively, and was $9.7 million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively.




                                   Page -15-

      Liquidity and Capital Resources

      The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures and working capital requirements. As of June 30, 2002 and 2001, the Company had working capital of $4.1 million and $24.2 million, respectively and cash of $4.5 million and $8.0 million, respectively.

      During the six months ended June 30, 2002, the Company made payments of $1.5 million to settle a general liability insurance claim in advance of the Company's settlement with the insurance company. The Company currently has a claim, deemed valid, against the assets of the insurance company in liquidation.

      In addition to scheduled payments, the Company made additional payments of $17.0 million under the term debt during the six months ended June 30, 2002.

      The Company was advised that certain investors who acquired 10 1/4% Senior Notes in market transactions in May 2001 may be entitled to recover possible losses or seek rescission under the Securities Act of 1933, as amended, and that the Company could become subject to claims for loss or damage in connection therewith. If rescission were to be ordered against the Company, the Company's maximum potential cash obligation was estimated at $3.7 million, and an amount equal thereto had been classified as current maturities of long-term debt on the consolidated balance sheet as of December 31, 2001. The rescission rights, or associated rights arising from any loss on a resale of the 10 1/4% Senior Notes involved in such transactions, expired unexercised in May, 2002. Accordingly, the Company reclassified the respective amount to long-term debt at that time.

      One of the Company's major uses of cash is capital expenditures. The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company's maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company's level of scaffolding rental activity and management's growth expectations. During the six months ended June 30, 2002, capital expenditures were $7.6 million.

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

      The other major uses of cash are the payments of interest on long-term debt and the payments of principal on term loans. For the six months ended June 30, 2002 interest payments were $8.1 million and principal payments were $23.3 million.



                                   Page -16-

      Interest and principal payments on the debt for the next four quarters consist of the following (in millions):

                               3rd Qtr       4th Qtr       1st Qtr     2nd Qtr
                                 2002          2002          2003        2003
                               -------       -------       -------     -------
           Principal            $0.1          $0.1          $14.7       $14.7
           Interest              7.4           0.6            7.4         0.6

On August 9, 2002, J.P. Morgan Partners, the private equity affiliate of JPMorgan Chase, announced that it has entered into a definitive agreement to acquire Brand Services from DLJ Merchant Banking for approximately $500 million. The transaction is subject to customary closing conditions, including receipt of financing, and is scheduled to close in the fall of 2002.

The merger agreement contemplates that, promptly after closing, Brand will notify the holders of its 14.5% preferred stock of the redemption of all shares of preferred stock in accordance with the terms of the certificate of designation thereof. The merger agreement further contemplates that Brand will commence a tender offer prior to closing for all of its issued and outstanding 10 1/4% senior notes due 2008, to be consummated at closing subject to the satisfaction of the conditions thereof. It is currently contemplated that the consideration for the senior notes tendered pursuant to the offer will be the prevailing market for such a transaction at the time it takes place.

Other Data

EBITDA is defined as earnings before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Adjusted EBITDA is EBITDA plus non-cash compensation. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service its indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA also should not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.



                                   Page -17-

                                             Six Months Ended
                                                 June 30
                                        --------------------------
                                            2002           2001
                                        -----------    -----------
Net Income                              $    13,794    $     6,154
Depreciation and Amortization Expense        11,349         11,510
Income Taxes                                  2,069             --
Interest Expense                              8,933         10,660
Interest Income                                (100)          (120)
                                        -----------    -----------
                    EBITDA                   36,045         28,204
Non-cash compensation                         2,479             --
                                        -----------    -----------
                    Adjusted EBITDA     $    38,524    $    28,204

                                             Six Months Ended
                                                  June 30
                                        --------------------------
                                           2002           2001
                                        -----------    -----------
Net cash provided by (used for):
Operating activities                    $    23,223    $     9,920
Investing activities                         (7,554)       (11,004)
Financing activities                        (23,873)         5,970

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.



                                   Page -18-

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 12, 2002, the Company issued a press release containing the following information:

J.P. Morgan Partners, the private equity affiliate of JPMorgan Chase, announced that it has entered into a definitive agreement to acquire Brand Services from DLJ Merchant Banking for approximately $500 million. The transaction is subject to customary closing conditions, including receipt of financing, and is scheduled to close in the fall of 2002.

The merger agreement contemplates that, promptly after closing, Brand will notify the holders of its 14.5% preferred stock of the redemption of all shares of preferred stock in accordance with the terms of the certificate of designation thereof. The merger agreement further contemplates that Brand will commence a tender offer prior to closing for all of its issued and outstanding 10 1/4% senior notes due 2008, to be consummated at closing subject to the satisfaction of the conditions thereof. It is currently contemplated that the consideration for the senior notes tendered pursuant to the offer will be the prevailing market for such a transaction at the time it takes place.

The full text of the press release is included as Exhibit 99.3 to this report on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - See Exhibit Index on page 21.

Reports on Form 8-K - On July 8, 2002, the Company filed a current report on Form 8-K dated July 8, 2002 to report that the Company had changed its independent public accountant.



                                   Page -19-

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRAND SERVICES, INC.

Date: August 14, 2002               /s/ John M. Monter
                                    ------------------------------------------
                                    John M. Monter
                                    Chief Executive Officer, President


Date: August 14, 2002               /s/ Jeffrey W. Peterson
                                    ------------------------------------------
                                     Jeffrey W. Peterson
                                     Chief Financial Officer,
                                     Vice President, Finance




                                   Page -20-

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------
99.1            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                John M. Monter

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Peterson

99.3            Press release dated August 12, 2002


                                   Page -21-