Form 10-Q
period 2002-09-30
BRAND SERVICES
filed 2002-11-13
CIK 1062742

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-56817

BRAND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3909681 (I.R.S. employer identification no.)

15450 South Outer 40, #270, Chesterfield, MO (Address of principal executive offices)	63017 (Zip Code)

Registrant’s telephone number, including area code: (636) 519-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [   ]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock $.01 Par Value	Outstanding at October 31, 2002 100 shares

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001	2
Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3-4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5-6
Notes to the Consolidated Financial Statements	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20
Item 4. Controls and Procedures	21
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23
CERTIFICATIONS	24

Page -1-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	(unaudited)		(unaudited)

	2002	2001	2002	2001

Revenues:
Labor	$64,889	$54,126	$205,668	$163,077
Equipment rental	18,024	16,507	56,004	50,854
Equipment sales	1,994	2,179	7,355	6,987

Total revenues	84,907	72,812	269,027	220,918
Operating expenses:
Labor	53,109	44,621	165,808	132,056
Equipment rental	6,172	5,754	18,954	17,582
Equipment sales	1,301	1,288	4,871	4,151
Divisional operating expenses	3,862	4,231	12,107	12,538

Total operating expenses	64,444	55,894	201,740	166,327

Gross profit	20,463	16,918	67,287	54,591
Selling and administrative expenses (excluding item listed below)	10,661	9,954	30,310	30,933
Non-cash compensation	—	—	2,479	—

Operating income	9,802	6,964	34,498	23,658
Interest expense	4,064	5,022	12,997	15,682
Interest income	(37)	(137)	(137)	(257)

Pretax income	5,775	2,079	21,638	8,233
Provision for income tax	2,310	—	4,379	—

Net income	3,465	2,079	17,259	8,233
Less accretion of preferred stock dividends	(2,143)	(1,881)	(6,206)	(5,404)

Net income applicable to common stock	$1,322	$198	$11,053	$2,829

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -2-

BRAND SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31,
	(unaudited)	2001*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,593	$12,660
Trade accounts receivable, net of allowance for doubtful Accounts of $1,258 in 2002 and $1,150 in 2001	52,197	53,175
Accrued revenue	3,989	2,130
Notes receivable, current portion	503	299
Other current assets	10,610	8,005

Total current assets	$69,892	$76,269

PROPERTY AND EQUIPMENT:
Land	1,731	1,721
Buildings	3,671	3,627
Vehicles and other equipment	32,841	34,542
Scaffolding equipment	224,598	216,776
Leasehold improvements	906	881

Total property and equipment, at cost	263,747	257,547
Less—Accumulated depreciation and amortization	96,335	83,903

Total property and equipment, net	167,412	173,644

GOODWILL	3,803	3,848

OTHER ASSETS	3,033	3,675

TOTAL ASSETS	$244,140	$257,436

(Continued on following page)

*	Agrees with the audited consolidated balance sheet included in the Company’s Form 10-K for the year ended December 31, 2001.

Page -3-

BRAND SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	September 30, 2002	December 31,
	(unaudited)	2001*

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,938	$13,150
Notes payable and capital lease obligations, current portion	2,176	2,209
Accounts payable and accrued expenses	35,409	37,028
Billings in excess of costs and estimated earnings on uncompleted contracts	1,255	1,340

Total current liabilities	58,778	53,727

LONG-TERM DEBT	130,000	170,263

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	1,447	2,708

DEFERRED INCOME TAXES	3,923	448

14.5% SENIOR EXCHANGEABLE PREFERRED STOCK, $0.01 par value, 1,250,000 shares authorized, 1,042,460 issued and outstanding	61,256	55,050

STOCKHOLDER’S EQUITY (DEFICIT):
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Paid-in capital	22,689	20,143
Receivables from sale of Holding’s common stock	(1,477)	(1,477)
Predecessor basis adjustment	(13,038)	(13,038)
Cumulative translation adjustment	(1,872)	(1,768)
Accumulated deficit	(17,566)	(28,620)

Total stockholder’s deficit	(11,264)	(24,760)

Total liabilities and stockholder’s deficit	$244,140	$257,436

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

*	Agrees with the audited consolidated balance sheet included in the Company’s Form 10-K for the year ended December 31, 2001.

Page -4-

BRAND SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 30 (unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,259	$8,233
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization	16,994	17,139
Non-cash compensation	2,479	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	978	72
Accrued revenue	(1,859)	(420)
Notes receivable	(183)	174
Other current assets	(2,729)	(158)
Scaffolding equipment	976	2,235
Accounts payable and accrued expenses	(1,619)	(4,602)
Deferred revenue	(85)	(1,572)
Other	3,809	(1,091)

Net cash flows from operating activities	36,020	20,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,385)	(15,834)

Net cash flows from investing activities	(11,385)	(15,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	15,000
Repayments of long-term debt	(33,475)	(6,300)
Borrowings (payments) of revolving loans	—	(4,125)
Capital contributions from Holdings	67	30
Payments on capital lease obligations	(1,294)	(1,455)

Net cash flows from financing activities	(34,702)	3,150

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,067)	7,326
CASH AND CASH EQUIVALENTS, beginning of period	12,660	3,139

CASH AND CASH EQUIVALENTS, end of period	$2,593	$10,465

(Continued on following page)

Page -5-

BRAND SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 30 (unaudited)

	2002	2001

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$16,149	$18,290

NON-CASH TRANSACTIONS:
Paid-in-kind accretion of preferred stock dividends	$6,206	$5,404

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -6-

BRAND SERVICES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year.

1.     Organization and Business

Prior to the sale of Brand Services, Inc. and subsidiaries (“Brand”), Brand was 100% owned by DLJ Brand Holdings, Inc. (“Holdings”). See Note 11 for a description of the sale of the Company. Holdings is owned 59.9% by Credit Suisse First Boston (USA), Inc. (“CSFB”), 8.6% by Carlisle Enterprises, L.P. (“Carlisle”), 17.0% by Rust International, Inc. (“Rust International”), and 14.5% by the directors, officers and employees of the Company. Rust International is a subsidiary of Waste Management, Inc. (“WMI”). All references to “the Company”, “we”, “us”, or “our” mean Brand Services, Inc. and its subsidiaries.

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

4.     Debt and Borrowing Arrangements

At September 30, 2002 and December 31, 2001 long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Revolving loans	$—	$—
Term loans	19,938	53,413
10 1/4% Senior Notes	130,000	130,000

	149,938	183,413
Less-Current portion	19,938	13,150

Long-term debt	$130,000	$170,263

In addition to the scheduled payments, the Company made additional payments of $24.1 million under the term loans during the nine months ended September 30, 2002.

For the three months ended September 30, 2002 and 2001, the weighted average interest rate on loans outstanding under the term loan facility, the revolving loan and the Senior Notes was 9.4% and 9.4%, respectively, and for the nine months ended September 30, 2002 and 2001, the weighted average interest rate was 9.2% and 9.8%, respectively.

5.     Deferred Revenue

Deferred revenue represents amounts collected from customers in advance of the work performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

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

Page -8-

7.     Comprehensive Income

Comprehensive income represents the sum of net income and foreign currency translation adjustments. For the three months ended September 30, 2002 and 2001, comprehensive income was $2.9 million and $3.0 million, respectively, and for the nine months ended September 30, 2002 and 2001, comprehensive income was $17.2 million and $8.4 million, respectively.

8.     Income Taxes

For the nine months ended September 30, 2002, the Company reduced the valuation allowance on deferred tax assets by $4.7 million and recorded an income tax provision of $4.4 million. During the nine months ended September 30, 2002, the valuation allowance on deferred tax assets was reduced to $0 as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. The effective tax rate of 40% is greater than the federal statutory rate of 35% primarily due to state income taxes for the three months ended September 30, 2002. The following table provides a reconciliation of the provision for income taxes for the three and nine months ended September 30, 2002 (in thousands):

	Three Months ended	Nine Months Ended
	September 30, 2002	September 30, 2002
	(unaudited)	(unaudited)

Current (benefit) provision	$727	$909
Deferred provision	1,583	8,153
Reduction of valuation allowance	—	(4,683)

Provision for income taxes	$2,310	$4,379

9.     Non-cash Compensation

During the nine months ended September 30, 2002, Holdings granted certain members of management options to acquire 291,000 shares of common stock with an exercise price of $5.80 per share and permitted others to purchase 11,350 shares of common stock at $5.80 per share. The Company uses the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock issued to Employees,” to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the nine months ended September 30, 2002 was recorded in the consolidated statements of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of the grant. Estimated fair values were determined by using the stock price from the sale of the Company to JPMorgan Partners (see Note 11).

Page -9-

10.     New Accounting Standards

Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment and accordingly, amortization of goodwill ceased. The Company has completed the required transitional impairment test as of January 1, 2002, and in doing so has determined that goodwill is not impaired. The following table shows a reconciliation between reported net income and adjusted net income had SFAS No. 142 been implemented by the Company as of January 1, 2001 (in thousands):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reported net income	$3,465	$2,079	$17,259	$8,233
Add back: goodwill amortization	—	369	—	1,008

Adjusted net income	$3,465	$2,448	$17,259	$9,241

Under SFAS No. 143, Accounting for Asset Retirement Obligations, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company on January 1, 2002 with no material impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company on January 1, 2002 with no impact on the Company’s financial statements.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to

Page -10-

May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the financial statements of the Company.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the financial statements of the Company.

11.     Subsequent Event

On October 16, 2002, J.P. Morgan Partners, the private equity affiliate of J.P. Morgan Chase & Co., acquired Brand Intermediate Holdings (formerly DLJ Brand Holdings, Inc.) including Brand Services, Inc. In connection therewith, Brand issued $150.0 million of 12% Senior Subordinated Notes and entered into a credit facility that consists of $130.0 million in aggregate principal amount of term loan, a letter of credit facility of $20.0 million, and a revolving credit facility of $50.0 million. The Company used a portion of the proceeds from this transaction to repay the $130.0 million 101/4% Senior Notes and $19.9 million of term debt. A portion of the proceeds will also be used to redeem the 141/2% Senior Exchangeable Preferred Stock on or before November 17, 2002.

Page -11-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q of Brand Services, Inc. and subsidiaries (the “Company”) contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company’s specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company’s business; inflation; changes in costs of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company’s acquisition and capital expenditure plans; and other factors referenced herein. The forward looking statements contained herein reflect the Company’s current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

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

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While

Page -12-

the postponement of scheduled turnarounds causes fluctuations in the Company’s quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

The Company’s business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

Revenues — Revenues for the three months ended September 30, 2002 increased 16.6% to $84.9 million from $72.8 million for the same period in 2001. Revenues for the nine months ended September 30, 2002 increased 21.8% to $269.0 million from $220.9 million for the same period in 2001. Labor revenue increased 19.9% to $64.9 million for the three months ended September 30, 2002 as compared to the same period in 2001 and 26.1% to $205.7 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Rental revenue increased 9.2% to $18.0 million for the three months ended September 30, 2002 as compared to the same period in 2001, and 10.1% to $56.0 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Industrial revenue accounted for the majority of the revenue growth as we were awarded new refinery contracts and new power plant construction contracts. The nature of these work opportunities caused labor revenue to grow at a faster rate than equipment rental revenue, as this type of work is more labor intensive than commercial work.

Gross Profit — Gross profit for the three months ended September 30, 2002 increased 21.0% to $20.5 million from $16.9 million for the same period in 2001. Gross profit for the nine months ended September 30, 2002, increased 23.3% to $67.3 million from $54.6 million for the same period in 2001. Labor gross profit (labor revenue less labor cost) increased 23.9% to $11.8 million for the three months ended September 30, 2002 as compared to the same period in 2001 and 28.5% to $39.9 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Gross profit as a percentage of revenue increased from 23.2% to 24.1% for the three months ended September 30, 2002, as compared to the same period in 2001. Gross profit as a percentage of revenue for the nine months ended September 30, 2002, increased to 25.0% from 24.7% for the same period in 2001. The increase in total gross profit is primarily due to the improvement in labor gross profit. The growth in labor gross profit is a result of higher labor revenues and an increase in labor gross profit percentage.

Selling and Administrative Expenses — Selling and administrative expenses for the three months ended September 30, 2002 increased 7.1% to $10.7 million from $10.0 million for the same period in 2001. Selling and administrative expenses for the nine months ended September 30, 2002 decreased 2.0% to $30.3 million from $30.9 million for the same period in 2001. Selling and administrative expenses as a percentage of revenue for the three months ended September 30, 2002 decreased to 12.6% from 13.7% for the same period in 2001. Selling and administrative

Page -13-

expenses as a percentage of revenue for the nine months ended September 30, 2002 decreased to 11.3% from 14.0% for the same period in 2001. Selling and administrative expenses for the nine months ended September 30, 2001 includes $1.0 million of goodwill amortization, which is not included in 2002 due to the adoption of SFAS No. 142. The increase in selling and administrative expenses for the three months ended September 30, 2002 is mostly due to an increase in compensation expense relating to the expansion of the business.

Non-Cash Compensation — We use the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the nine months ended September 30, 2002 was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of the grant. Estimated fair values were determined by using the stock price used in the acquisition of Brand Services, Inc. by J.P. Morgan Partners, as this transaction provides independent third-party evidence of the fair value of the underlying stock. For periods prior to 2002, the fair value of the underlying stock was determined by the Board of Directors based upon a multiple of EBITDA , as this provided the best available evidence at that time.

Operating Income — As a result of the above, operating income for the three months ended September 30, 2002 increased 40.8% to $9.8 million from $7.0 million for the same period in 2001 and increased 45.8% to $34.5 million from $23.7 million for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

Interest Expense — Interest expense for the three months ended September 30, 2002 decreased 19.1% to $4.1 million from $5.0 million for the same period in 2001. Interest expense for the nine months ended September 30, 2002 decreased 17.1% to $13.0 million from $15.7 million for the same period in 2001. The decrease in interest expense was primarily due to lower interest rates and lower levels of debt due to debt repayments. For the quarters ended September 30, 2002 and 2001, the weighted average interest rate was 9.4% and 9.4%, respectively and for the nine months ended September 30, 2002 and 2001, the weighted average interest rate was 9.2% and 9.8%, respectively.

Page -14-

Provision for Income Tax — For the nine months ended September 30, 2002, the Company reduced the valuation allowance on deferred tax assets by $4.7 million and recorded an income tax provision of $4.4 million. During the nine months ended September 30, 2002, the valuation allowance on deferred tax assets was reduced to $0 as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. The effective tax rate of 40% is greater than the federal statutory rate of 35% primarily due to state income taxes for the three months ended September 30, 2002. The following table provides a reconciliation of the provision for income taxes for the three and nine months ended September 30, 2002 (in thousands):

	Three Months ended	Nine Months ended
	September 30, 2002	September 30, 2002
	(unaudited)	(unaudited)

Current provision	$727	$909
Deferred provision	1,583	8,153
Reduction of valuation allowance	—	(4,683)

Provision for income taxes	$2,310	$4,379

For the three and nine month periods ended September 30, 2001, the Company recorded a provision for income taxes of $0 primarily due to reductions in the valuation allowance on deferred tax assets during those periods.

Net Income — Net income for the three months ended September 30, 2002 and 2001 was $3.5 million and $2.1 million, respectively, and was $17.3 million and $8.2 million for the nine months ended September 30, 2002 and 2001, respectively.

Accretion of Preferred Stock Dividends — Accretion of preferred stock dividends for the three months ended September 30, 2002 and 2001 was $2.1 million and $1.9 million, respectively, and was $6.2 million and $5.4 million for the nine months ended September 30, 2002 and 2001, respectively.

Net Income Applicable to Common Stock — Net income applicable to common stock for the three months ended September 30, 2002 and 2001 was $1.3 million and $0.2 million, respectively, and was $11.1 million and $2.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the bank facility to fund its operations, capital expenditures and working capital requirements. As of September 30, 2002, and December 31, 2001, the Company had working capital of $11.1 million and $22.5 million and cash of $2.6 million and $12.7 million, respectively.

Page -15-

During the nine months ended September 30, 2002, the Company made payments of $1.5 million to settle a general liability insurance claim in advance of the Company’s settlement with the insurance company. The Company currently has a claim, deemed valid, against the assets of the insurance company in liquidation.

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks. Expansion capital expenditures are for new scaffolding, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the nine months ended September 30, 2002, gross capital expenditures were $11.4 million.

Dividends on our preferred stock accrue at the rate of 14.5% and were payable on September 30, 2001 or the date when we are permitted to pay cash dividends on the preferred stock under the terms of our bank facility at that time. As described below, in connection with J.P. Morgan Partners’ acquisition of Brand Intermediate Holdings, including Brand Services, Inc., the preferred stock will be redeemed on or before November 17, 2002.

The other major uses of cash are the payments of interest on long-term debt and the payments of principal on term loans. For the nine months ended September 30, 2002 interest payments were $16.1 million and principal payments were $33.5 million.

Net cash provided by (used for) financing activities for the nine months ended September 30, 2002 decreased to $(34.7) million from $3.2 million for the same period in 2001, primarily due to the repayment of $33.5 million of term loans during the nine months ended September 30, 2002. In addition to the scheduled payments, the company made additional payments of $24.1 million under the term loans during the nine months ended September 30, 2002.

On October 16, 2002, J.P. Morgan Partners, the private equity affiliate of J.P. Morgan Chase & Co., acquired Brand Intermediate Holdings, (formerly DLJ Brand Holdings, Inc.) including Brand Services, Inc. In connection therewith, Brand issued $150.0 million of 12% Senior Subordinated Notes and entered into a credit facility that consists of $130.0 million in aggregate principal amount of term loan, a letter of credit facility of $20.0 million, and a revolving credit facility of $50.0 million. We refer to the acquisition of the Company by J.P. Morgan Partners and the related financings as the “Transactions.” The Company used a portion of the proceeds from the Transactions to repay the $130.0 million 101/4% Senior Notes and $19.9 million of term debt. A portion of the proceeds will also be used to redeem the 141/2% Senior Exchangeable Preferred Stock on or before November 17, 2002.

Page -16-

After the Transactions

After the Transactions, we intend to fund our ongoing obligations from cash flow from operations and borrowings under our new $50.0 million revolving credit facility.

We believe that after the Transactions, our existing working capital, borrowings available under the revolving credit facility and internally generated funds should provide sufficient resources to support current business activities. To the extent that we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may also need to raise additional capital. In particular, increased working capital needs occur whenever we consummate transactions or experience strong incremental demand.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2002, excluding interest on a pro forma basis to give effect to the Transactions as if they had occurred on September 30, 2002 (dollars in thousands):

	Payments due in:

	Total	2002	2003	2004	2005	After 2005

Term Loan	$130,000	$—	$1,300	$1,300	$1,300	$126,100
Capital Leases	1,091	246	845	—	—	—
Operating Leases	7,525	629	2,071	1,719	1,277	1,829
Notes Payable	2,532	669	1,038	660	165	—
Senior Subordinated Notes	150,000	—	—	—	—	150,000

Total Contractual Cash Obligations	$291,148	$1,544	$5,254	$3,679	$2,742	$277,929

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating the amounts to record in our financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes also include net operating loss carryforwards primarily due to the accelerated depreciation of our scaffolding equipment. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance when it is more likely than not such assets will not be recovered, taking into consideration historical net income (losses), projected

Page -17-

future income (losses) and the expected timing of the reversals of existing temporary differences. As of December 31, 2000, we had a valuation allowance of $8.7 million. During the year ended December 31, 2001, the valuation allowance was reduced by $4.0 million, reducing our effective tax rate and total income tax expense to zero. As of December 31, 2001, we had a valuation allowance of $4.7 million. During the nine months ended September 30, 2002, the valuation allowance on deferred tax assets was reduced to $0 as we determined that it is more likely than not that all deferred tax assets would be realized based upon year-to-date operating results and anticipated operating results for future periods.

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. While we believe that our liability for workers’ compensation and health benefit claims of $12.5 million as of December 31, 2001 and $13.3 million as of September 30, 2002 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

We use the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the nine months ended September 30, 2002 was recorded in the consolidated statements of operations since the exercise price of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of grant. Estimated fair values were determined by using the stock price used in the acquisition of Brand Services, Inc. by J.P. Morgan Partners, as this transaction provides independent third-party evidence of the fair value of the underlying stock. For periods prior to 2002, the fair value of the underlying stock was determined by the Board of Directors based upon a multiple of EBITDA, as this provided the best available evidence at that time.

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

Adjusted EBITDA is EBITDA plus non-cash compensation. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service its indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from

Page -18-

operating, investing, or financing activities, as determined in accordance with auditing standards generally accepted in the United States. Adjusted EBITDA also should not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

	Nine Months Ended
	September 30

	2002	2001

Pretax Income	$21,638	$8,233
Depreciation and Amortization Expense	16,994	17,139
Interest Expense	12,997	15,682
Interest Income	(137)	(257)

EBITDA	51,492	40,797
Non-Cash Compensation	2,479	—

Adjusted EBITDA	$53,971	$40,797

	Nine Months Ended
	September 30

	2002	2001

Net cash provided by (used for):
Operating activities	$36,020	$20,010
Investing activities	(11,385)	(15,834)
Financing activities	(34,702)	3,150

Page -19-

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the company.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

Page -20-

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Office, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Page -21-

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 18, 2002, the Company issued a press release containing the following information:

J.P. Morgan Partners, the private equity affiliate of J.P. Morgan Chase & Co., announced its acquisition of Brand Services from DLJ Merchant Banking for approximately $500 million. A senior notes offering of $150 million was completed in association with the transaction. The transaction closed on October 16, 2002.

Under the merger agreement, Brand notified the holders of its 14.5% preferred stock of the redemption of all shares of preferred stock in accordance with the terms of the certificate of designation thereof. Brand also commenced a tender offer prior to closing for all of its issued and outstanding 10-1/4% senior notes due 2008, which was consummated at closing.

The full text of the press release is included as Exhibit 99.3 to this report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits — See Exhibit Index on page 28.

Reports on Form 8-K — On July 8, 2002, the Company filed a current report on Form 8-K dated July 8, 2002 to report that the Company had changed its independent public accountant.

On August 16, 2002, the Company filed a current report on Form 8-K dated August 16, 2002 to announce that J.P. Morgan Partners, the private equity affiliate of J.P. Morgan Chase & Co., had entered into a definitive agreement to acquire the Company from DLJ Merchant Banking.

Page -22-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND SERVICES, INC.

Date: November 11, 2002	/s/ John M. Monter John M. Monter Chief Executive Officer, President

Date: November 11, 2002	/s/ Jeffrey W. Peterson Jeffrey W. Peterson Chief Financial Officer, Vice President, Finance

Page -23-

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John M. Monter, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Brand Services, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Page -24-

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ John M. Monter John M. Monter Chief Executive Officer, President

Page -25-

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey W. Peterson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Brand Services, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(c)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(d)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the Company’s Board of Directors:

(c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Page -26-

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Jeffrey W. Peterson Jeffrey W. Peterson Chief Financial Officer, Vice President-Finance

Page -27-

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John M. Monter
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Peterson
99.3	Press release dated October 18, 2002

Page -28-