Form 10-Q
period 2003-09-30
BRAND SERVICES
filed 2003-11-14
CIK 1062742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]    Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

[   ]    Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 333-56817

BRAND INTERMEDIATE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3909682
(State or other jurisdiction of incorporation or	(I.R.S. employer
organization)	identification no.)

15450 South Outer 40, #270,Chesterfield, MO	63017
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: [   ] No: [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock $.01 Par Value	Outstanding at October 31, 2003 1,000 shares

INDEX

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2003	3
	Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003	4-5
	Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2002 and 2003	6-7
	Notes to the Consolidated Financial Statements	8-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29
SIGNATURES		30
EXHIBITS		31

Page -2-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	DLJ Brand	Brand	DLJ Brand	Brand
	Holdings, Inc.	Intermediate	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.	(Predecessor)	Holdings, Inc.

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30

	2002	2003	2002	2003

Revenues:
Labor	$64,889	$61,307	$205,668	$206,627
Equipment rental	18,024	16,573	56,004	54,504
Equipment sales	1,994	1,647	7,355	5,079

Total revenues	84,907	79,527	269,027	266,210
Operating expenses:
Labor	53,109	50,880	165,808	170,176
Equipment rental	6,172	8,185	18,954	28,206
Equipment sales	1,301	1,249	4,871	3,573
Divisional operating expenses	3,862	3,662	12,107	11,776

Total operating expenses	64,444	63,976	201,740	213,731

Gross profit	20,463	15,551	67,287	52,479
Selling and administrative expenses	10,661	10,586	30,310	33,655
Non-cash compensation expense	—	—	2,491	—

Operating income	9,802	4,965	34,486	18,824
Interest expense	4,659	8,180	14,705	24,322
Interest income	(37)	(93)	(137)	(198)
Accretion of preferred stock dividends of subsidiary	2,143	—	6,206	—

Income (loss) before provision (benefit) for income tax	3,037	(3,122)	13,712	(5,300)
Income tax provision (benefit)	2,431	(1,062)	2,766	(1,802)

Net income (loss)	$606	$(2,060)	$10,946	$(3,498)

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -3-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,	September 30, 2003
	2002	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,817	$31,024
Trade accounts receivable, net of allowance for doubtful accounts of $1,258 in 2002 and $1,377 in 2003	58,463	52,250
Accrued revenue	3,379	5,881
Notes receivable	679	710
Other current assets	12,441	7,220

Total current assets	79,779	97,085

PROPERTY AND EQUIPMENT:
Land	1,161	1,221
Buildings and leasehold improvements	3,120	3,399
Vehicles and other equipment	23,336	25,477
Scaffolding equipment	179,221	187,243

Total property and equipment, at cost	206,838	217,340
Less–Accumulated depreciation and amortization	7,553	33,867

Total property and equipment, net	199,285	183,473

GOODWILL	247,891	248,347
CUSTOMER RELATIONSHIPS	52,777	49,409
OTHER ASSETS AND INTANGIBLES	26,006	25,058

TOTAL ASSETS	$605,738	$603,372

(Continued on following page)

Page -4-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

		September 30,
	December 31,	2003
	2002	(unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,300	$1,300
Notes payable and capital lease obligations, current portion	1,883	1,117
Accounts payable and accrued expenses	39,278	37,458
Deferred revenue	1,468	1,506

Total current liabilities	43,929	41,381

LONG-TERM DEBT	306,432	309,158

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	825	330

DEFERRED INCOME TAXES	32,759	31,317

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	223,498	224,212
Cumulative translation adjustment	140	2,317
Accumulated deficit	(1,845)	(5,343)

Total stockholder’s equity	221,793	221,186

Total liabilities and stockholder’s equity	$605,738	$603,372

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

Page -5-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DLJ Brand	Brand
	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.

	For the Nine Months Ended September 30

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,946	$(3,498)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	16,994	30,069
Deferred income taxes	1,862	(1,802)
Non-cash interest	1,708	4,495
Non-cash compensation	2,491	—
Preferred stock dividends of subsidiary	6,206	—
Gain on sale of scaffolding equipment	(617)	(525)
Changes in operating assets and liabilities:
Trade accounts receivable, net	978	6,213
Accrued revenue	(1,859)	(2,502)
Notes receivable	(183)	(31)
Other current assets	(2,729)	5,221
Accounts payable and accrued expenses	(1,619)	(1,106)
Deferred revenue	(85)	38
Other	(131)	54

Net cash flows from operating activities	33,962	36,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,385)	(9,446)
Proceeds from sales of property and equipment	2,058	1,263

Net cash flows from investing activities	(9,327)	(8,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(33,475)	(975)
Redemptions and exercises of parent company stock, net	67	—
Payments on capital lease obligations	(1,294)	(1,261)

Net cash flows from financing activities	(34,702)	(2,236)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,067)	26,207
CASH AND CASH EQUIVALENTS, beginning of period	12,660	4,817

CASH AND CASH EQUIVALENTS, end of period	$2,593	$31,024

(Continued on following page)

Page -6-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DLJ Brand	Brand
	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.

	For the Nine Months Ended September 30

	2002	2003

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$16,149	$15,597
NON-CASH TRANSACTIONS:
Accrued management bonuses exchanged for equity in Brand Holdings, LLC	$—	$714

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -7-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended September 30, 2002 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of September 30, 2003, and the results of operations and cash flows for the three months and nine months ended September 30, 2002 and 2003. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

1. Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of September 30, 2003, the voting equity interests of the LLC are owned 75.1% by J.P. Morgan Partners and its affiliates (“JPMP”) and 24.9% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand” or the “Predecessor” company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly-owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the “Transaction”.

The information as of December 31, 2002 and for the three months and nine months ended September 30, 2003 may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

The Company operates in one segment and provides scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Scaffolding services are typically provided in connection with periodic, routine maintenance of refineries, chemical plants and utilities, as well as for new construction and renovation projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property

Page -8-

and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

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

3. Accrued Revenue

Accrued revenue represents work performed which either due to contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

4. Debt and Borrowing Arrangements

At December 31, 2002 and September 30, 2003, long-term debt consisted of the following (in thousands):

		September 30,
	December 31,	2003
	2002	(unaudited)

Credit Facility, due 2009	$130,000	$129,025
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	35,962	39,364

	315,962	318,389
Less:
Current portion	1,300	1,300
Unamortized discount	8,230	7,931

	$306,432	$309,158

For the three months and nine months ended September 30, 2002, the weighted-average interest rate of loans outstanding under the Old Credit Facility was 5.5% and 5.7%, respectively. For the three months and nine months ended September 30, 2003, the weighted-average interest rate of loans outstanding under the Credit Facility was 5.1% and 5.3%, respectively.

JPMP holds $16.9 million of the $39.4 million Intermediate Subordinated Notes.

Page -9-

5. Deferred Revenue

Deferred revenue represents amounts collected from customers at a faster rate than work was performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

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

7. Comprehensive Income (Loss)

For the three months ended September 30, 2002 and 2003, comprehensive income (loss) was $38 and $(2,027), respectively. For the nine months ended September 30, 2002 and 2003, comprehensive income (loss) was $10,842 and $(1,321), respectively.

8. Income Taxes

For the nine months ended September 30, 2002, the Company reduced the valuation allowance on deferred tax assets by $7.6 million, as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. For the nine months ended September 30, 2003, the effective tax rate benefit of 34% is less than the federal statutory rate primarily due to permanent tax items for the nine months ended September 30, 2003. The following table provides a summary of the provision (benefit) for income taxes for the three months and nine months ended September 30, 2002 and 2003:

	Three Months Ended		Nine Months Ended
	September 30, 2002	Three Months Ended	September 30, 2002	Nine Months Ended
	(unaudited)	September 30, 2003	(unaudited)	September 30, 2003
	(Predecessor)	(unaudited)	(Predecessor)	(unaudited)

Deferred (benefit) provision	$2,431	$(1,062)	$10,368	$(1,802)
Reduction of valuation allowance	—	—	(7,602)	—

Provision (benefit) for income taxes	$2,431	$(1,062)	$2,766	$(1,802)

Page -10-

9. The Transaction

On October 16, 2002, the LLC acquired 100% of DLJ Brand in a stock transaction accounted for as a business combination using the purchase method of accounting. The total amount of consideration paid in the Transaction, including the payment of transaction costs incurred by the buyer, was approximately $524.4 million. The financial statements of Brand Intermediate Holdings, Inc. have been prepared utilizing push-down accounting reflecting the LLC’s cost of the acquisition. In connection with the Transaction, the LLC made a capital contribution to Brand Intermediate Holdings, Inc. in the amount of $223,498. The following unaudited pro forma results of operations assume that the Transaction occurred on January 1, 2002:

	For the three months ended	For the nine months ended
	September 30, 2002	September 30, 2002
	(unaudited)	(unaudited)

Total revenues	$84,907	$269,027
Pretax income (loss)	(1,509)	577
Net income (loss)	(906)	346

10. New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was adopted by the Company on January 1, 2003, with no material impact on the results of operations of the Company.

11. Supplemental Consolidating Information

The 12% Senior Notes, which are an obligation of Brand Services, Inc. are fully and unconditionally guaranteed on a senior subordinated, joint, and several basis by the other domestic subsidiaries of Brand Intermediate Holdings (which are all 100% owned by Brand Intermediate Holdings) and by Brand Intermediate Holdings, Inc. Supplemental consolidating information of Brand Intermediate Holdings, Inc., Brand Services, Inc., the guarantor subsidiaries, and its foreign non-guarantor subsidiaries is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of the guarantor and non-guarantor subsidiaries.

Page -11-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002

				Brand		Brand
				Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Holdings,	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Inc.	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$3,931	$—	$1,480	$—	$(594)	$4,817
Trade accounts receivable	—	57,044	1,419	—	—	58,463
Accrued revenue	—	3,370	9	—	—	3,379
Notes receivable, current portion	293	386	—	—	—	679
Other current assets	4,302	8,044	783	—	(688)	12,441
Due from affiliates	78,319	1,372	218	—	(79,909)	—

Total current assets	86,845	70,216	3,909	—	(81,191)	79,779

Property and Equipment:
Land	—	843	318	—	—	1,161
Buildings and leasehold improvements	11	2,791	318	—	—	3,120
Vehicles and other equipment	5,972	14,174	3,190	—	—	23,336
Scaffolding equipment	167,864	—	11,357	—	—	179,221

Total property and equipment, at cost	173,847	17,808	15,183	—	—	206,838
Less accumulated depreciation and amortization	5,258	1,335	960	—	—	7,553

Total property and equipment, net	168,589	16,473	14,223	—	—	199,285

Due from affiliates	9,750	—	—	36,020	(45,770)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	214,314	(214,314)	—

Goodwill	247,891	—	—	—	—	247,891

Customer relationships	52,777	—	—	—	—	52,777

Intangibles and other assets	25,023	—	—	983	—	26,006

Total assets	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

Page -12-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002 (continued)

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$—	$1,300
Notes payable and capital lease obligations, current portion	1,883	—	—	—	—	1,883
Accounts payable and accrued expenses	31,883	8,340	337	—	(1,282)	39,278
Deferred revenue	300	1,164	4	—	—	1,468
Due to affiliates	1,372	72,795	5,742	—	(79,909)	—

Total current liabilities	36,738	82,299	6,083	—	(81,191)	43,929

Long-term debt	274,533	—	—	31,899	—	306,432

Notes payable and capital lease obligations	825	—	—	—	—	825

Deferred income taxes	31,807	—	3,327	—	(2,375)	32,759

Due to affiliates	36,020	—	9,750	—	(45,770)	—

Total stockholder’s equity (deficit)	210,952	4,390	(1,028)	221,793	(214,314)	221,793

Total liabilities and stockholder’s equity (deficit)	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

Page -13-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
September 30, 2003

				Brand		Brand
			Non-	Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Holdings,	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Inc.	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$29,810	$—	$1,403	$—	$(189)	$31,024
Trade accounts receivable	—	50,273	1,977	—	—	52,250
Accrued revenue	—	5,784	97	—	—	5,881
Notes receivable, current portion	7	703	—	—	—	710
Other current assets	734	6,354	1,337	—	(1,205)	7,220
Due from affiliates	50,649	1,421	252	—	(52,322)	—

Total current assets	81,200	64,535	5,066	—	(53,716)	97,085

Property and Equipment:
Land	—	852	369	—	—	1,221
Buildings and leasehold improvements	11	3,012	376	—	—	3,399
Vehicles and other equipment	6,287	15,405	3,785	—	—	25,477
Scaffolding equipment	173,866	53	13,324	—	—	187,243

Total property and equipment, at cost	180,164	19,322	17,854	—	—	217,340
Less accumulated depreciation and amortization	21,813	7,402	4,652	—	—	33,867

Total property and equipment, net	158,351	11,920	13,202	—	—	183,473

Due from affiliates	9,750	—	—	39,562	(49,312)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	213,707	(213,707)	—

Goodwill	248,347	—	—	—	—	248,347

Customer relationships	49,409	—	—	—	—	49,409

Intangibles and other assets	24,091	—	—	967	—	25,058

Total assets	$571,148	$76,455	$18,268	$256,611	$(319,110)	$603,372

Page -14-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
September 30, 2003 (Continued)

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$—	$1,300
Notes payable and capital lease obligations, current portion	1,117	—	—	—	—	1,117
Accounts payable and accrued expenses	32,921	5,670	261	—	(1,394)	37,458
Deferred revenue	300	1,206	—	—		1,506
Due to affiliates	1,421	45,159	5,742	—	(52,322)	—

Total current liabilities	37,059	52,035	6,003	—	(53,716)	41,381

Long-term debt	273,733	—	—	35,425	—	309,158

Notes payable and capital lease obligations	330	—	—	—	—	330

Deferred income taxes	30,795	—	2,897	—	(2,375)	31,317

Due to affiliates	39,562	—	9,750	—	(49,312)	—

Total stockholder’s equity (deficit)	189,669	24,420	(382)	221,186	(213,707)	221,186

Total liabilities and stockholder’s equity (deficit)	$571,148	$76,455	$18,268	$256,611	$(319,110)	$603,372

Page -15-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2002

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$593	$61,319	$3,570	$—	$(593)	$64,889
Equipment rental	—	16,851	1,173	—	—	18,024
Equipment sales	—	2,477	18	—	(501)	1,994
Intercompany revenue	5,316	14	—	—	(5,330)	—

Total revenues	5,909	80,661	4,761	—	(6,424)	84,907

Operating expenses:
Labor	—	50,315	3,157	—	(363)	53,109
Equipment rental	4,664	830	678	—	—	6,172
Equipment sales	—	2,026	11	—	(736)	1,301
Divisional operating expenses	(1)	3,754	109	—	—	3,862
Intercompany operating expenses	—	5,316	(19)	—	(5,297)	—

Total operating expenses	4,663	62,241	3,936	—	(6,396)	64,444

Gross profit	1,246	18,420	825	—	(28)	20,463
Selling and administrative expenses	3,843	6,570	248	—	—	10,661
Non-cash compensation expense	—	—	—	—	—	—
Intercompany selling and administrative expenses	—	—	33	—	(33)	—

Operating income (loss)	(2,597)	11,850	544	—	5	9,802
Interest expense	4,070	1	—	595	(7)	4,659
Interest income	(37)	—	(7)	—	7	(37)
Accretion of preferred stock dividends of subsidiary	2,143	—	—	—	—	2,143
Equity in loss (income) of subsidiaries	—	—	—	678	(678)	—

Income (loss) before provision for income tax	(8,773)	11,849	551	(1,273)	683	3,037
Provision (benefit) for income tax	(673)	4,739	244	(1,879)	—	2,431

Net income (loss)	$(8,100)	$7,110	$307	$606	$683	$606

Page -16-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$58,394	$2,913	$—	$—	$61,307
Equipment rental	—	15,987	586	—	—	16,573
Equipment sales	—	1,991	15	—	(359)	1,647
Intercompany revenue	3,297	22	—	—	(3,319)	—

Total revenues	3,297	76,394	3,514	—	(3,678)	79,527

Operating expenses:
Labor	—	48,608	2,575	—	(303)	50,880
Equipment rental	6,693	1,093	399	—	—	8,185
Equipment sales	—	1,796	9	—	(556)	1,249
Divisional operating expenses	55	3,490	117	—	—	3,662
Intercompany operating expenses	—	3,297	22	—	(3,319)	—

Total operating expenses	6,748	58,284	3,122	—	(4,178)	63,976

Gross profit	(3,451)	18,110	392	—	500	15,551
Selling and administrative expenses	3,708	6,548	330	—	—	10,586

Operating income (loss)	(7,159)	11,562	62	—	500	4,965
Interest expense	6,963	22	—	1,195	—	8,180
Interest income	(87)	(1)	(5)	—	—	(93)
Intercompany interest	1,195	—	—	(1,195)	—	—
Equity in loss (income) of subsidiaries	—	—	—	2,060	(2,060)	—

Income (loss) before provision for income tax	(15,230)	11,541	67	(2,060)	2,560	(3,122)
Provision (benefit) for income tax	(3,101)	1,801	238	—	—	(1,062)

Net income (loss)	$(12,129)	$9,740	$(171)	$(2,060)	$2,560	$(2,060)

Page -17-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$593	$196,661	$9,007	$—	$(593)	$205,668
Equipment rental	—	52,964	3,040	—	—	56,004
Equipment sales	—	9,232	160	—	(2,037)	7,355
Intercompany revenue	16,020	33	—	—	(16,053)	—

Total revenues	16,613	258,890	12,207	—	(18,683)	269,027

Operating expenses:
Labor	—	158,488	7,913	—	(593)	165,508
Equipment rental	13,873	2,949	2,132	—	—	18,954
Equipment sales	—	7,383	119	—	(2,631)	4,871
Divisional operating expenses	29	11,764	314	—	—	12,107
Intercompany operating expenses	—	16,020	—	—	(16,020)	—

Total operating expenses	13,902	196,604	10,478	—	(19,244)	201,740

Gross profit	2,711	62,286	1,729	—	561	67,287
Selling and administrative expenses	10,330	19,235	745	—	—	30,310
Non-cash compensation expense	2,479	—	—	12	—	2,491
Intercompany selling and administrative expenses	—	—	33	—	(33)	—

Operating income (loss)	(10,098)	43,051	951	(12)	594	34,486
Interest expense	13,011	1	—	1,708	(15)	14,705
Interest income	(136)	(1)	(15)	—	15	(137)
Accretion of preferred stock dividends of subsidiary	6,206	—	—	—	—	6,206
Equity in loss (income) of subsidiaries	—	—	—	(9,053)	9,053	—

Income (loss) before provision for income tax	(29,179)	43,051	966	7,333	(8,459)	13,712
Provision (benefit) for income tax	(11,263)	17,220	422	(3,613)	—	2,766

Net income (loss)	$(17,916)	$25,831	$544	$10,946	$(8,459)	$10,946

Page -18-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$199,022	$7,605	$—	$—	$206,627
Equipment rental	—	52,809	1,695	—	—	54,504
Equipment sales	—	6,387	78	—	(1,386)	5,079
Intercompany revenue	7,310	43	—	—	(7,353)	—

Total revenues	7,310	258,261	9,378	—	(8,739)	266,210

Operating expenses:
Labor	—	163,869	6,912	—	(605)	170,176
Equipment rental	21,636	3,132	3,438	—	—	28,206
Equipment sales	—	5,266	67	—	(1,760)	3,573
Divisional operating expenses	207	11,226	343	—	—	11,776
Intercompany operating expenses	—	7,310	43	—	(7,353)	—

Total operating expenses	21,843	190,803	10,803	—	(9,718)	213,731

Gross profit	(14,533)	67,458	(1,425)	—	979	52,479
Selling and administrative expenses	12,224	20,515	916	—	—	33,655

Operating income (loss)	(26,757)	46,943	(2,341)	—	979	18,824
Interest expense	20,758	23	—	3,541	—	24,322
Interest income	(176)	(3)	(19)	—	—	(198)
Intercompany interest	3,541	—	—	(3,541)	—	—
Equity in loss (income) of subsidiaries	—	—	—	3,498	(3,498)	—

Income (loss) before provision for income tax	(50,880)	46,923	(2,322)	(3,498)	4,477	(5,300)
Provision (benefit) for income tax	(16,967)	15,954	(789)	—	—	(1,802)

Net income (loss)	$(33,913)	$30,969	$(1,533)	$(3,498)	$4,477	$(3,498)

Page -19-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$33,524	$787	$(416)	$—	$67	$33,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,767)	(787)	(831)	—	—	(11,385)
Proceeds from sales of property and equipment	2,058	—	—	—	—	2,058
Investment in subsidiaries	67	—	—	(67)	—	—

Net cash used for investing activities	(7,642)	(787)	(831)	(67)	—	(9,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(33,475)	—	—	—	—	(33,475)
Redemptions and exercises of parent company stock, net	—	—	—	67	—	67
Payments on capital lease obligations	(1,294)	—	—	—	—	(1,294)

Net cash used for financing activities	(34,769)	—	—	67	—	(34,702)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,887)	—	(1,247)	—	67	(10,067)
CASH AND CASH EQUIVALENTS, beginning of period	10,788	—	2,057	—	(185)	12,660

CASH AND CASH EQUIVALENTS, end of period	$1,901	$—	$810	$—	$(118)	$2,593

Page -20-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003

				Brand	Adjustments	Brand Intermediate
	Brand Services,	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
	Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$34,444	$1,619	$158	$—	$405	$36,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,592)	(1,619)	(235)	—	—	(9,446)
Proceeds from sales of property and equipment	1,263	—	—	—	—	1,263

Net cash used for investing activities	(6,329)	(1,619)	(235)	—	—	(8,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(975)	—	—	—	—	(975)
Payments on capital lease obligations	(1,261)	—	—	—	—	(1,261)

Net cash used for financing activities	(2,236)	—	—	—	—	(2,236)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,879	—	(77)	—	405	26,207
CASH AND CASH EQUIVALENTS, beginning of period	3,931	—	1,480	—	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$29,810	$—	$1,403	$—	$(189)	$31,024

Page -21-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q of Brand Intermediate Holdings, Inc. and subsidiaries (the “Company”) contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company’s specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company’s business; inflation; changes in costs of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company’s acquisition and capital expenditure plans; and other factors referenced herein. The forward looking statements contained herein reflect the Company’s current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

The following discussion and analysis should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

Overview

The Company is the largest North American provider of industrial scaffolding services which facilitate access to tall structures for maintenance, turnarounds and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. The Company provides turnkey services, which include equipment rental, labor for the erection and dismantlement of the scaffolding and scaffolding design services. The Company also provides scaffolding services to the commercial market (primarily nonresidential construction and renovation) and sells a small amount of scaffolding.

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

Page -22-

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

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of September 30, 2003, the voting equity interests of the LLC are owned 75.1% by J.P. Morgan Partners and its affiliates (“JPMP”) and 24.9% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand” or the “Predecessor” company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the “Transaction”.

The information as of December 31, 2002 and for the three months and nine months ended September 30, 2003, may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

Results of Operations

Revenue – Total revenue for the three months ended September 30, 2003 decreased by 6.3% over the similar prior year period, while total revenue for the nine months ended September 30, 2003 decreased by 1.0% compared to the nine months ended September 30, 2002. The decrease in the third quarter revenue compared to prior year was caused by a decline in the utility capital work from 2002 to 2003. Some of the utility capital work from 2002 has been replaced with utility maintenance and other industrial work, but not enough to offset the decline in the third quarter. On a year-to-date basis, revenue was negatively affected by the loss of a large rental contract and by a softening in sales of new equipment.

Gross profit – Gross profit decreased by $4.9 million, or 24.0% in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Gross profit decreased by $14.8 million, or 22.0% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The $4.9 million gross profit decrease when comparing the three months ended September 30, 2003 to the same period in 2002 was caused by $1.8 million in additional depreciation costs as a result of the transaction, $1.6 million due to decreased revenue, increased insurance costs and an increase in lower margin industrial work. The $14.8 million gross profit decrease comparing the nine months

Page -23-

ended September 30, 2003 to the same period in 2002 was caused by $9.1 million in additional depreciation costs as a result of the transaction, $1.5 million due to decreased revenue, increased insurance costs and an increase in lower margin industrial work.

Selling and administrative expenses –Selling and administrative expenses decreased $0.1 million for the three months ended September 30, 2003, and increased $3.3 million for the nine months ended September 30, 2003, as compared to similar prior year periods. The quarterly decrease is the result of both an initiative to reduce overhead costs which was initiated in the third quarter as well as a reduction in bonus expense. The YTD increase is due to $3.4 million amortization of the customer relationships intangible asset, and an increase in depreciation expense of $0.8 million due to the revaluation of our property and equipment in connection with the Transaction in October 2002. This is partially offset by the reduction in overhead and bonus expense.

Non-cash compensation expense - We use the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the nine month period ended September 30, 2002 was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values on the date of the grant.

Operating income - As a result of the above events, operating income decreased by $4.8 million, or 49.3%, and $15.7 million, or 45.4%, respectively, in the three- and nine-month periods ended September 30, 2003 as compared to the similar prior year periods.

Interest expense - Interest expense increased by $3.5 million in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, and by $9.6 million in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. These increases are due to higher debt levels as a result of the Transaction.

Accretion of preferred stock dividends of subsidiary - Prior to the Transaction, accretion of preferred stock dividends of subsidiary represented dividends accreted on our subsidiary’s 14.5% Senior Exchangeable Preferred Stock (the “Old Preferred Stock”). The Old Preferred Stock was redeemed and paid in full in connection with the Transaction.

Income tax provision - The income tax benefit of $1.8 million for the nine months ended September 30, 2003, represents an effective rate of 34%. This effective tax rate is a result of the blended net losses at our foreign subsidiaries and net income at our domestic subsidiaries.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its credit facility to fund its operations, capital expenditures and

Page -24-

working capital requirements. As of December 31, 2002 and September 30, 2003, the Company had working capital of $35.9 million and $55.7 million and cash of $4.8 million and $31.0 million, respectively.

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are primarily comprised of equipment expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the nine months ended September 30, 2002 and 2003, capital expenditures were $11.4 million and $9.4 million, respectively.

Our new Credit Facility (the “Credit Facility”) provides for $130.0 million of term loans, a $50.0 million revolving loan facility and a $20.0 million letter of credit facility. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. As of September 30, 2003, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $30.6 million.

The interest rate on the $130.0 million of term loans under the Credit Facility is variable. For the three months and nine months ended September 30, 2003, the weighted average interest rate on the term loans was 5.1% and 5.3%, respectively.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 2.5% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As of September 30, 2003, the interest rate on our term loans was 5.1%. We are not required to make interest payments on our 13%, $35.0 million Intermediate Notes, as these notes are pay-in-kind notes.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at September 30, 2003.

A summary of the sources and uses of cash for the nine months ended September 30, 2002 and 2003, follows:

Page -25-

	Nine Months Ended September 30

	2002	2003
	(Predecessor)

Net cash provided by (used for):
Operating activities	$33,962	$36,626
Investing activities	(9,327)	(8,183)
Financing activities	(34,702)	(2,236)

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2003 (dollars in thousands):

	Payments due in:

	Total	2003	2004	2005	2006	2007	After 2007

Term Loan	$129,025	$325	$1,300	$1,300	$1,300	$1,300	$123,500
Senior Notes	150,000	—	—	—	—	—	150,000
Intermediate Notes	39,364	—	—	—	—	—	39,364
Capital Leases	152	152	—	—	—	—	—
Operating Leases	10,034	749	2,867	2,348	1,904	1,298	868
Notes Payable	1,295	470	660	165	—	—	—

Total Contractual Cash Obligations	$329,870	$1,696	$4,827	$3,813	$3,204	$2,598	$313,732

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgement by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgements are subject to an inherent degree of uncertainty.

Labor revenues are recognized when the services are performed. Equipment rental revenue is recognized based on the number of days the equipment is rented beginning with the first day the equipment is under rental. The Company periodically sells new scaffolding directly to third parties. The Company recognizes revenue upon shipment and records as operating expense, the average cost of the scaffolding sold. The Company periodically sells scaffolding to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense, the net book value of the scaffolding. Net book value is determined assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis.

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $14.5 million as of September 30, 2003, are adequate and that the judgement

Page -26-

applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Other Data

EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, and accretion of preferred stock dividends of subsidiary. We present EBITDA because management believes it provides useful information regarding a company’s ability to service and/or incur debt and is used by some investors, analysts and others to make informed investment decisions. Our management uses EBITDA to evaluate our operating performance, to allocate resources and capital to our business operations and as a measure of performance for incentive compensation purposes. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance, profitability or liquidity prepared in accordance with accounting principles generally accepted in the United States. Our method for calculating EBITDA may not be comparable to methods used by other companies. A reconciliation of pretax income under generally accepted accounting principles to EBITDA follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002		2002
	(Predecessor)	2003	(Predecessor)	2003

Pretax Income (Loss)	$3,037	$(3,122)	$13,712	$(5,300)
Depreciation and Amortization Expense	5,770	8,772	16,994	30,069
Interest Expense	4,659	8,180	14,705	24,322
Interest Income	(37)	(93)	(137)	(198)
Non-Cash Compensation Expense	—	—	2,491	—
Accretion of Preferred Stock Dividends of Subsidiary	2,143	—	6,206	—

EBITDA	$15,572	$13,737	$53,971	$48,893

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was adopted by the Company on January 1, 2003, with no material impact on the results of operations of the Company.

Page -27-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company’s net exposure to interest rate risk consists of variable-rate instruments based on LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the current reporting period. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Page -28-

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None.

Page -29-

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.

Date: November 11, 2003	/s/ John M. Monter

John M. Monter
Chief Executive Officer, President

Date: November 11, 2003	/s/ Jeffrey W. Peterson

Jeffrey W. Peterson
Chief Financial Officer,
Vice President, Finance

Page -30-

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John M. Monter

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Peterson

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John M. Monter

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Peterson

Page -31-